Form 10-Q
period 1996-04-30
GLOBAL INDUSTRIAL TECHNOLOGIES INC
filed 1996-06-13
CIK 887941

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended April 30, 1996

                         Commission File Number 1-11160



                     GLOBAL INDUSTRIAL TECHNOLOGIES, INC.
               -----------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                 75-2617871
- - -------------------------------                -------------------
(State or other jurisdiction of                   (IRS Employer
incorporation or organization                  Identification No.)


2121 San Jacinto Street
Suite 2500, L. B. 31
Dallas, Texas                                75201
- - ------------------------------               ---------------------
(Address of principal executive                   (Zip Code)
offices)

     (Registrant's telephone number, including area code) (214) 953-4500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  .  No.        .
    -----        ------

At May 31, 1996, 22,713,878 shares of Common Stock, par value $0.25 of the Registrant were outstanding.



                                 Page 1 of 16
                       Exhibit Index Appears on Page 16

                                     INDEX

                                                                    Page
Number
- - ------
Part I.       Financial Information
              Management's Representation                               3
              Consolidated Condensed Statements of Earnings
                for the three months and six months ended
                April 30, 1996 and 1995                                 4
              Consolidated Condensed Balance Sheets as of
                April 30, 1996 and October 31, 1995                   5-6
              Consolidated Condensed Statements of Cash Flows
                for the six months ended April 30, 1996 and 1995        7
              Notes to Consolidated Condensed Financial Statements   8-10
              Management's Discussion and Analysis                  11-15

Part II.      Other Information                                        15

Signature                                                              16

Exhibit Index                                                          15

                                     PART I
                             FINANCIAL INFORMATION



                          MANAGEMENT'S REPRESENTATION


The consolidated condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The Company believes that the disclosures are adequate to make the information presented not misleading.
These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes to consolidated financial statements included in the Annual Report, Form 10-K/A for the fiscal year ended October 31, 1995.

In the opinion of the Company, all adjustments have been included that are necessary to present fairly the financial position of Global Industrial Technologies, Inc. and subsidiaries as of April 30, 1996; the results of operations for the three and the six months ended April 30, 1996 and 1995; and the cash flows for the six months ended April 30, 1996 and 1995. These adjustments consisted of normal recurring items. The results of operations for such interim periods do not necessarily indicate the results for the full year.

            GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (in millions except per share data)


                                                 Three months ended                     Six months ended
                                                      April 30,                             April 30,
                                                 ------------------                   --------------------
                                                   1996       1995                      1996        1995
                                                 --------   -------                   --------    --------
                                                    (Unaudited)                            (Unaudited)
Revenues
  Net sales and operating revenues                $154.9     $141.3                    $304.2      $267.0
  Other                                              0.3        0.7                       0.9         1.3
                                                  ------     ------                    ------      ------
Total Revenues                                     155.2      142.0                     305.1       268.3
                                                  ------     ------                    ------      ------

Costs and Expenses
  Cost of sales                                    110.7       98.6                     222.4       192.0
  Selling, engineering, adminstrative and
    general expenses                                32.4       32.9                      63.9        62.9
  (Earnings) loss from affiliated companies         (0.1)      (0.6)                     (0.3)       (1.0)
  Other - net                                       (0.3)       1.2                      (0.2)        1.3
                                                  ------     ------                    ------      ------
Total Costs and Expenses                           142.7      132.1                     285.8       255.2
                                                  ------     ------                    ------      ------

Earnings before income taxes                        12.5        9.9                      19.3        13.1

  Income tax (provision) benefit                    (2.3)        --                      (3.5)         --
                                                  ------     ------                    ------      ------
Net earnings                                      $ 10.2     $  9.9                    $ 15.8      $ 13.1
                                                  ======     ======                    ======      ======

Earnings per common share                         $ 0.45     $ 0.43                    $ 0.70      $ 0.57
                                                  ======     ======                    ======      ======

Average common shares outstanding                   22.7       22.7                      22.6        22.8
                                                  ======     ======                    ======      ======

    See accompanying Notes to Consolidated Condensed Financial Statements

            GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                (in millions)

ASSETS                                                         April 30, 1996            October 31, 1995
- - ------                                                           (Unaudited)                 (Audited)
                                                               --------------            ----------------
Current Assets
  Cash and cash equivalents                                       $  7.0                      $ 21.1
  Notes and accounts receivable
    Public                                                         120.6                       113.0
    Unconsolidated affiliates                                        1.3                         2.6
                                                                  ------                      ------
                                                                   121.9                       115.6
    Less allowance for doubtful accounts                             3.5                         3.6
                                                                  ------                      ------
                                                                   118.4                       112.0
  Inventories
    Finished products and work in process                           98.5                        84.3
    Raw materials and supplies                                      45.4                        29.0
                                                                  ------                      ------
                                                                   143.9                       113.3
                                                                  ------                      ------

  Deferred income taxes                                             38.5                        38.5
  Asbestos insurance recoveries receivable                          26.5                        25.4
  Prepaid expenses                                                   7.8                         8.5
                                                                  ------                      ------
             Total Current Assets                                  342.1                       318.8

Investments in Unconsolidated Affiliates                            17.6                        17.1

Noncurrent Deferred Income Taxes                                    16.7                        16.7

Goodwill - net                                                      83.1                        22.3

Other Assets                                                        60.3                        52.1

Property, Plant and Equipment - at cost
  Land, land improvements and mineral deposits                      31.8                        31.4
  Buildings                                                         85.7                        81.8
  Machinery and equipment                                          338.8                       313.7
                                                                  ------                      ------
                                                                   456.3                       426.9
Less accumulated depreciation, depletion and amortization          277.5                       269.5
                                                                  ------                      ------
  Total properties - net                                           178.8                       157.4
                                                                  ------                      ------
             Total Assets                                         $698.6                      $584.4
                                                                  ======                      ======

    See accompanying Notes to Consolidated Condensed Financial Statements.

            GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                (in millions)

                                                               April 30, 1996            October 31, 1995
LIABILITIES AND SHAREHOLDER'S EQUITY                             (Unaudited)                 (Audited)
- - -------------------------------------                          --------------            ----------------
Current Liabilities
  Accounts payable                                                 $ 47.2                     $ 41.7
  Notes payable and current portion of long-term debt                74.2                       42.7
  Advances from customers on contracts                                3.7                       16.7
  Accrued compensation and benefits                                  18.8                       27.0
  Insurance reserves                                                 13.0                       12.3
  Income taxes currently payable                                     12.2                       11.0
  Current deferred income taxes                                       7.0                        7.2
  Asbestos related liabilities                                       28.3                       27.9
  Other accrued liabilities                                          31.3                       31.2
                                                                   ------                     ------
             Total Current Liabilities                              235.7                      217.7

Long-term Debt                                                       77.0                        2.3

Pension Plans and Other Retiree Benefits                             58.7                       58.6

Noncurrent Deferred Income Taxes                                      5.3                        5.3

Other Liabilities                                                    49.4                       38.9

Shareholders' Equity
  Common Stock                                                        6.8                        6.8
  Capital in excess of par value                                    382.9                      383.2
  Retained Earnings (Deficit)                                         0.3                      (15.5)
  Cumulative translation adjustment                                 (52.3)                     (46.3)
  Treasury stock, at cost                                           (59.8)                     (61.2)
  Other                                                              (5.4)                      (5.4)
                                                                   ------                     ------
             Total Shareholders' Equity                             272.5                      261.6
                                                                   ------                     ------
             Total Liabilities and Shareholders' Equity            $698.6                     $584.4
                                                                   ======                     ======

    See accompanying Notes to Consolidated Condensed Financial Statements.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                                   Six months ended
                                                                      April 30,
                                                                 ------------------
                                                                   1996      1995
                                                                 --------  --------
                                                                     (Unaudited)
Cash flows from operating activities
  Net earnings                                                     $ 15.8    $ 13.1

  Adjustments to reconcile net earnings to cash flow
    Depreciation, depletion and amortization                          9.6       8.4
    Earnings from affiliated companies                               (0.3)     (1.0)
    (Increase) decrease in receivables                                3.1      (8.1)
    Increase in inventories                                         (23.7)     (3.8)
    (Increase) decrease in prepaid expenses                           1.2      (1.2)
    Decrease in accounts payable and accrued liabilities             (9.8)     (7.0)
    Increase (decrease) in advances from customers                  (13.9)      5.2
    Increase (decrease) in income taxes payable                       1.0      (1.4)
    Other - net                                                      (5.0)     (1.8)
                                                                   ------    ------
       Net cash generated (used) by operating activities            (22.0)      2.4
                                                                   ------    ------
Cash flows from investing activities
  Business acquisitions                                             (70.9)    (37.8)
  Liquidation of investment in unconsolidated subsidiary               --       5.6
  Capital expenditures                                              (24.2)    (12.0)
                                                                   ------    ------
       Net cash provided (used) by investing activities             (95.1)    (44.2)
                                                                   ------    ------
Cash flows from financing activities
  Proceeds from borrowings                                          105.5      75.0
  Reduction of debt                                                  (3.2)    (33.9)
  Options exercised under employee benefit plans                      1.7        --
  Purchase of common shares                                          (0.8)     (5.9)
                                                                   ------    ------
       Net cash provided (used) by financing activities             103.2      35.2
                                                                   ------    ------
Effect of translation adjustments on cash                            (0.2)     (1.8)
                                                                   ------    ------
Net decrease in cash and cash equivalents                           (14.1)     (8.4)

Cash and cash equivalents, beginning of period                       21.1      27.3
                                                                   ------    ------
Cash and cash equivalents, end of period                           $  7.0    $ 18.9
                                                                   ======    ======

     See accompanying Notes to Consolidated Condensed Financial Statements

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                April 30, 1996


NOTE A - INTRODUCTION


The Company, Global Industrial Technologies, Inc. (Global) together with its subsidiaries and unconsolidated joint ventures conducts its business in three segments; the mining and specialty equipment division, the minerals and refractory products division and the industrial tool division. In addition to its wholly owned operations, the Company has a 50% interest in KOMDRESCO, a construction and mining equipment operation in South Africa.


NOTE B - INVENTORIES

The determination of inventory values and cost of sales under the LIFO method for interim financial results are based on management's estimates of expected year-end inventories.


NOTE C - INCOME TAXES

In accordance with Statement of Financial Accounting Standards No. 109, the Company recognizes deferred tax assets and liabilities for the anticipated future tax effect of temporary differences in the carrying amounts and tax bases of assets and liabilities. Valuation allowances against deferred tax assets are provided where appropriate and at October 31, 1995, the Company had deferred tax valuation allowances of approximately $18.3 million.

For the first six months of fiscal 1996, the Company recorded a tax provision of $3.5 million or 18% of reported earnings before taxes which includes a $3.3 million deferred tax benefit resulting from a reassessment of the Company's valuation allowances. The tax provision during the same period of fiscal 1995 was zero, also due to a reassessment of the Company's valuation allowances. The valuation allowances in both years were released based on a reassessment of the Company's ability to realize the related deferred tax assets.

For the second quarter of fiscal 1996, the Company's tax provision increased by $2.3 million and included $1.1 million deferred tax benefit resulting from a reassessment of the Company's valuation allowances. The tax provision during the second quarter of fiscal 1995 was zero, also due to a reassessment of the Company's valuation allowances.

              GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 April 30, 1996


NOTE D - CONTINGENCIES

The Company and its subsidiaries are involved in certain legal actions and claims arising in the ordinary course of business. A scheduled trial of the claims of five of approximately 1,920 plaintiffs in the consolidated action captioned Roy D. Patton, et al. v. Ingersoll-Rand Company, et al., Circuit Court of Jackson County, Mississippi, No. 89-5148(3), filed April 1989, for noise induced hearing loss allegedly caused by the use of tools manufactured by multiple defendants, including the Company, has been postponed from May 1996 until at least January 1997. They will be the first of approximately 3,650 hearing loss claims asserted against the Company in Jackson County to be tried. For a description of other products liability claims against the Company, see NOTE H to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended October 31, 1995.


NOTE E - ACQUISITIONS

On December 21, 1995, the Company acquired 100 percent of the outstanding stock of The Rotor Tool Company (Rotor) for $34.5 million. Rotor is a Cleveland, Ohio based manufacturer of fixturized and specialty engineered electric and pneumatic tools used primarily in automotive assembly operations. The acquisition was accounted for as a purchase and includes approximately $22.5 million of goodwill. Rotor's financial results since acquisition are included as part of the industrial tool division's 1996 earnings.

On January 12, 1996, the Company acquired substantially all of the assets of Corrosion Technologies, Inc. (CTI) for $36.3 million in cash and assumed liabilities of $6.0 million. CTI, founded in Green Bay, Wisconsin, has developed and patented advanced polymer concrete tankhouse cells used in the electrolytic refining of copper. The acquisition has been accounted for as a purchase and includes approximately $38 million of goodwill which will be amortized over a 20 year period. CTI results are reported as part of the mining and specialty equipment division since the date of acquisition.


NOTE F - NOTES PAYABLE AND LONG-TERM DEBT

On January 31, 1996, the Company issued $75 million of unsecured, medium-term senior notes with institutional lenders in the private placement market to provide long-term financing for acquisitions, primarily for CTI and Rotor. Of the $75 million, $25 million is due January 31, 2002 and $50 million has a ten year maturity with an

              GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 April 30, 1996



average life of seven years. The blended interest rate for the two series of notes is approximately 6.6 percent per annum. The Company's total indebtedness, both short-term and long-term, at April 30, 1996 was $151.2 million.


NOTE G - INFORMATION BY INDUSTRY SEGMENT

The Company's three industry segments are the Mining and Specialty Equipment Division, the Minerals and Refractory Products Division and the Industrial Tool Division. Sales and operating profit results are presented below for the three and the six months ended April 30, 1996 and 1995.



                                       Three Months Ended       Six Months Ended
                                            April 30,              April 30,
                                       1996          1995       1996       1995
                                       ----          ----       ----       ----
Revenues
 Minerals and Refractory Products      $ 81.6        $ 77.0     $159.9     $148.6
 Industrial Tool                         24.2          17.5       43.0       33.7
 Mining and Specialty Equipment          49.1          46.8      101.3       84.7
 Other                                    0.3           0.7         .9        1.3
                                       ------        ------     ------     ------
 Total Revenues                         155.2         142.0      305.1      268.3
                                       ------        ------     ------     ------

Operating Profit
 Mineral and Refractory Products         10.7           9.2       19.0       15.4
 Industrial Tool                          3.8           1.8        5.4        2.9
 Mining and Specialty Equipment           4.3           4.3        7.1        5.5
 50% Share Partnerships                    .1           0.6        0.3        1.0
                                       ------        ------     ------     ------
 Net Operating Profit                    18.9          15.9       31.8       24.8
                                       ------        ------     ------     ------

General Corporate Expense                (6.4)         (6.0)     (12.5)     (11.7)
Other Non-Segment, Net                    0.0           0.0        0.0        0.0
                                       ------        ------     ------     ------
Earnings Before Income Taxes             12.5           9.9       19.3       13.1
Income Tax Provision                     (2.3)          0.0       (3.5)       0.0
                                       ------        ------     ------     ------
Net Earnings                             10.2           9.9       15.8       13.1
                                       ------        ------     ------     ------

             GLOBAL INDUSTRIAL TECHNOLOGIES,  INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 April 30, 1996


RESULTS OF OPERATIONS
- - ---------------------

Three Months and Six Months ended April 30, 1996 compared to April 30, 1995.

The Company had net earnings for the first six months of 1996 of $15.8 million or $0.70 per share versus net earnings of $13.1 million or $.57 per share in 1995. Earnings before income taxes for the quarter ended April 30, 1996 were $12.5 million compared to $9.9 million for the same period in 1995. The income tax provisions for the three and six month periods ended April 30, 1996 were $2.3 million and $3.5 million, respectively. There was no income tax provision for the three and six month periods ended April 30, 1995. The Company's income tax expense for the six months ended April 30, 1996 and 1995 consisted of both current and deferred tax provisions totaling $6.8 million and $5.3 million, respectively. The 1996 tax provision was reduced by $3.3 million and the 1995 tax provision was completely offset by the release of valuation allowances based on specific events that occurred during the periods. The valuation allowances were established in prior periods to impair deferred tax assets based on the Company's ability to generate future taxable income. The deferred tax assets were generated primarily by large book expenses which were not deductible for tax purposes in the same period.

Segment operating profit for the six months was $31.5 million in fiscal 1996 compared to $23.8 million in 1995, an increase of $7.7 million (32%); and $18.8 million for the second quarter in 1996 versus $15.3 million for the corresponding quarter in 1995, an increase of $3.5 million (23%). Although increases occurred in all segments, growth in operating profits was primarily attributable to the earnings contribution of the recent acquisitions. The minerals and refractory products division contributed an additional $3.6 million for the six months and $1.5 million for the quarter due principally to the acquisitions of refractory operations in Mexico and Chile. The industrial tool division generated an additional $2.5 million in profits for the six months and $2.0 million for the quarter due primarily to the acquisition of Rotor Tool Company. General corporate expenses were higher for the six months ended April 30, 1996 versus 1995 due mostly to interest expense in 1996 of $3.8 million on the borrowings versus interest expense for the same period in 1995 of $2.6 million for a variance of $1.2 million. For the quarter, these expenses were higher than in 1995 due mostly to interest expense of $2.7 million versus interest expense of $1.6 million for 1995, a variance of $1.1 million.

Consolidated revenues of $305.1 million for the first six months of fiscal 1996 were up $36.8 million (14%), from $268.3 million in the prior year period. For the quarter ended April 30, 1996, consolidated revenues of $155.2 million were up $13.2 million (9%) from $142.0 million for the prior year. For the six months ended April 30, 1996, the increase occurred primarily in the mining and specialty equipment division. An

            GLOBAL INDUSTRIAL TECHNOLOGIES,  INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                April 30, 1996


increase in surface mining products equipment orders and improved forging capacity has positively benefited shipments. For the quarter ended April 30, 1996, the largest increases were from the acquisitions. CTI contributed an incremental $6.4 million and Rotor, $5.8 million.

Total costs and expenses for the first six months of 1996 were $285.8 million, up $30.6 million (12%) from $255.2 million for the same period in 1995. Costs of sales were $30.4 million (16%) higher than the prior year period due to the higher sales volume generated from the lower margin surface mining equipment and higher sales volume from the recent acquisitions within the mining and specialty equipment division and the industrial tool division. Selling, engineering, administrative and general expenses were only $1.0 million (2%) higher than in the six months ended April 30, 1995. For the second quarter of 1996, total costs and expenses were $142.7 million, up $10.6 million (8%) from the same period in 1995. Cost of sales were $110.7 million or $12.1 million (12%) higher than in 1995.

Global's consolidated backlog of unshipped orders was $183 million at April 30, 1996 compared to $161.1 million at October 31, 1995 and $145.3 million at April 30, 1995. The increase in unshipped orders from the year earlier period is due primarily to increased demand for minerals and refractory products and the recent acquisitions of CTI and Rotor.


SEGMENT RESULTS
- - ---------------

Mining and Specialty Equipment Division
- - ---------------------------------------

The segment's consolidated revenues for the first six months of fiscal 1996 of $101.3 million were up $16.6 million (20%) from the same period in 1995. The higher sales volume is attributable to a higher demand for surface mining equipment which generated $19.8 million of incremental sales for the period, together with the acquisition of CTI and improved sales of forgings due to increased production capacity in fiscal 1996 compared to the same period in 1995. These increases were offset by the loss of sales from the Jeffrey Underground operation which was sold in October 1995. Jeffrey Underground accounted for $17.7 million in sales for the six months ended April 30, 1995.

Segment operating profit reflected earnings of $7.1 million for the first six months of fiscal 1996 compared to $5.5 million for 1995, an increase of $1.6 million (30%). The higher earnings were due to the improved sales volume at the surface mining and forging operations.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 April 30, 1996


For the second quarter of 1996, revenues and operating profits were $49.1 million and $4.3 million, respectively, compared to 1995 revenues of $46.8 million and operating profit of $4.3 million.

On January 12, 1996, the Company acquired substantially all of the assets of CTI and its related worldwide operations, for $36.3 million in cash and assumed liabilities of $6.0 million. CTI has developed and patented advanced polymer concrete tankhouse cells used in the electrolytic refining of copper. The six month results of the Company include results of CTI for the three months since acquisition.


Minerals and Refractory Products Division
- - -----------------------------------------

Revenues and operating profit for the first six months of fiscal 1996 of $159.9 million and $19.0 million were $11.3 million (8%) and $3.6 million (23%) greater, respectively, than 1995 revenues of $148.6 million and operating profit of $15.4 million. These improvements were driven largely by strong performances at Refmex and RECSA, the Company's refractory operations in Mexico and Chile, as well as increased external sales of raw materials. For the quarter, revenues of $81.6 million and operating profit of $10.7 million compared to $77.0 million and $9.2 million, respectively for the year earlier period.


Industrial Tool Division
- - ------------------------

On December 21, 1995, the Company acquired 100 percent of the outstanding stock of Rotor for $34.5 million. Rotor is a manufacturer of fixturized and specialty engineered tools used primarily in automotive assembly operations. Rotor's operations are included for four months of the industrial tool division's six month results.

Revenues of $43.0 million for the first six months of fiscal 1996 were $9.3 million (28%) higher than the prior year. The increase is due to the acquisition of Rotor which contributed an incremental $7.6 million of sales in
the six months.   There was also an increase in shipments of assembly tools to
Mexico and Germany which accounted for the remainder of the increased sales volume. Segment operating profit of $5.4 million for the same period is $2.5 million (86%) higher than for the first six months of 1995. The favorable segment operating results are primarily due to the Rotor acquisition.

Revenues of $24.2 million and operating earnings of $3.8 million for the quarter were

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                April 30, 1996


up from the year earlier period revenues of $17.5 million and operating earnings of $1.8 million. Again, the inclusion of Rotor's results for the entire quarter was the main reason for the increases.


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
- - ----------------------------------------------------

Cash and cash equivalents were $7.0 million at April 30, 1996, $14.1 million lower than at October 31, 1995. The net cash used by operating activities was $22.0 million for the first six months of fiscal 1996, which consists mostly of an increase in inventories during the period of $23.7 million and a decrease in
advances from customers of $13.9 million.   The investing activities consisted
of $70.9 million for the acquisitions of the CTI and Rotor businesses and $24.2 million for capital equipment at the operating units. The financing activities for the period generated $103.2 million consisting of $102.3 million of net proceeds from borrowings plus $1.7 million for the options exercised under employee benefit plans.

On January 31, 1996, the Company issued $75 million of unsecured, medium-term senior notes with institutional lenders in the private placement market to provide long-term financing for acquisitions, primarily CTI and Rotor. Of the $75 million, $25 million is due January 31, 2002 and $50 million has a ten year maturity with an average life of seven years. The blended interest rate for the two series of notes is approximately 6.6 percent per annum. Management believes that internally-generated funds and proceeds of short-term borrowings under existing credit facilities will be adequate to meet working capital and capital expenditure requirements while maintaining an appropriate debt to total capitalization ratio.

The Company's current ratio at April 30, 1996 of 1.5 to 1 was virtually unchanged from October 31, 1995. The Company has outstanding debt of $151.2 million.

                                    PART II
                               OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
- - -------  ---------------------------------------------------

    (a) The annual meeting of shareholders of Global was held on March 20, 1996.

    (b) At the meeting, S.B. Casey, Jr. and Gene E. Leeson were elected Directors to serve for a term expiring at the annual meeting of shareholders to be held in 1999. D. H. Blake, Rawles Fulgham,
         J. L. Jackson and R. W. Vieser continued in office as directors after the meeting.

               Nominees:          For          Withheld      Non-Votes
               ---------          ---          --------      ---------

               S. B. Casey, Jr.   19,511,041   893,646          0
               Gene E. Leeson     19,507,835   896,852          0

    (c) In addition, the shareholders voted at the meeting upon a proposed amendment to and restatement of the Restated Certificate of Incorporation of Harbison-Walker Refractories Company. The results of the voting on such proposal were as follows:


               Shares        Shares        Number          Number of
               Voted         Voted         of              Broker
               For           Against       Abstentions     Non-Votes
               ------        -------       -----------     ---------

               17,283,583    662,639         95,204        2,363,261


Item 6:  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits -

              27  Financial Data Schedule

         (b) No reports on Form 8-K were filed during the second quarter, ended April 30, 1996.

                                 SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            GLOBAL INDUSTRIAL TECHNOLOGIES, INC.


                            By: /s/ Gary G. Garrison
                                -----------------------------------------------
                                 G. G. Garrison
                                 Vice President-Finance, Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Dated:  June 10, 1996