Form 10-Q
period 1996-07-31
GLOBAL INDUSTRIAL TECHNOLOGIES INC
filed 1996-09-09
CIK 887941

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended July 31, 1996

                         Commission File Number 1-11160



                     GLOBAL INDUSTRIAL TECHNOLOGIES, INC.
                -----------------------------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                                      75-2617871
    -------------------------------                     --------------------
    (State or other jurisdiction of                     (IRS Employer
    incorporation or organization                       Identification No.)


    2121 San Jacinto Street
    Suite 2500, L. B. 31
    Dallas, Texas                                               75201
    ------------------------------                     ---------------------
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

Yes   X  .  No.      .
    -----       -----

At August 31, 1996, 22,607,578 shares of Common Stock, par value $0.25 of the Registrant were outstanding.



                                 Page 1 of 15
                       Exhibit Index Appears on Page 15

                                     INDEX

Number
- ------

Part I.                      Financial Information
                             Management's Representation                       3
                             Consolidated Condensed Statements of
                              Earnings for the three months and nine
                              months ended July 31, 1996 and 1995              4
                             Consolidated Condensed Balance Sheets as of
                              July 31, 1996 and October 31, 1995           5 - 6
                             Consolidated Condensed Statements of Cash
                              Flows for the nine months ended July 31,
                              1996 and 1995                                    7
                             Notes to Consolidated Condensed Financial
                             Statements                                   8 - 10
                             Management's Discussion and Analysis        11 - 15

Part II.                     Other Information                                15



Signature                                                                     16

Exhibit Index                                                                 15

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

In the opinion of the Company, all adjustments have been included that are necessary to present fairly the financial position of Global Industrial Technologies, Inc. and subsidiaries as of July 31, 1996; the results of operations for the three and the nine months ended July 31, 1996 and 1995; and the cash flows for the nine months ended July 31, 1996 and 1995. These adjustments consisted of normal recurring items. The results of operations for such interim periods do not necessarily indicate the results for the full year.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                      (In millions except per share data)


                                                       Three months ended              Nine Months ended
                                                            July 31,                        July 31,
                                                       ------------------              -----------------
                                                        1996        1995                1996       1995
                                                       ------      ------              ------     ------
                                                          (Unaudited)                     (Unaudited)
Revenues
  Net sales and operating revenues                 $   170.7      $   154.0        $   474.9      $   421.0
  Other                                                  0.4            1.0              1.3            2.3
                                                    --------       --------         --------       --------
Total Revenues                                         171.1          155.0            476.2          423.3
                                                    --------       --------         --------       --------
Costs and Expenses
  Cost of sales                                        121.6          113.0            344.0          305.0
  Selling, engineering, administrative and
     general expenses                                   33.5           29.5             97.4           92.4
  (Earnings) loss from affiliated companies             (0.7)          (0.7)            (1.0)          (1.7)
  Other - net                                            0.8           (0.6)             0.6            0.7
                                                    --------       --------         --------       --------
Total Costs and Expenses                               155.2          141.2            441.0          396.4
                                                    --------       --------         --------       --------

Earnings before income taxes                            15.9           13.8             35.2           26.9

  Income tax (provision) benefit                        (2.8)          (2.4)            (6.3)          (2.4)
                                                    --------       --------         --------       --------
Net earnings                                       $    13.1      $    11.4        $    28.9           24.5
                                                    ========       ========         ========       ========



Earnings per common share                          $    0.58      $    0.50        $    1.28      $    1.07
                                                    ========       ========         ========       ========

Average common shares outstanding                       22.7           22.7             22.6           22.8
                                                    ========       ========         ========       ========

     See accompanying Notes to Consolidated Condensed Financial Statements

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in millions)

                                                        July 31, 1996      October 31, 1995
ASSETS                                                  (Unaudited)           (Audited)
- --------                                                -------------      ----------------
Current Assets
  Cash and cash equivalents                           $          12.5    $          21.1
  Notes and accounts receivable
    Public                                                      120.5              113.0
    Unconsolidated affiliates                                     1.2                2.6
                                                       --------------      -------------
                                                                121.7              115.6
    Less allowance for doubtful accounts                          2.1                3.6
                                                       --------------      -------------
                                                                119.6              112.0
  Inventories
    Finished products and work in process                        97.9               84.3
    Raw materials and supplies                                   43.1               29.0
                                                       --------------      -------------
                                                                141.0              113.3

  Deferred income taxes                                          38.5               38.5
  Asbestos insurance recoveries receivable                       26.5               25.4
  Prepaid expenses                                                5.9                8.5
                                                       --------------      -------------
         Total Current Assets                                   344.0              318.8


Investments in Unconsolidated Affiliates                         15.6               17.1

Noncurrent Deferred Income Taxes                                 16.7               16.7

Goodwill  - net                                                  81.9               22.3

Other Assets                                                     66.4               52.1


Property, Plant and Equipment - at cost
  Land, land improvements and mineral deposits                   33.1               31.4
  Buildings                                                      85.4               81.8
  Machinery and equipment                                       352.2              313.7
                                                       --------------      -------------
                                                                470.7              426.9
Less accumulated depreciation, depletion and amortizat          278.1              269.5
                                                       --------------      -------------
    Total properties - net                                      192.6              157.4
                                                       --------------      -------------
         Total Assets                                 $         717.2    $         584.4
                                                       ==============      =============


    See accompanying Notes to Consolidated Condensed Financial Statements.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in millions)

                                                        July 31, 1996      October 31, 1995
LIABILITIES AND SHAREHOLDERS' EQUITY                    (Unaudited)           (Audited)
- ------------------------------------                    -------------      ----------------
Current Liabilities
  Accounts payable                                    $          48.4    $          41.7
  Notes payable and current portion of long-term debt            88.7               42.7
  Advances from customers on contracts                            4.8               16.7
  Accrued compensation and benefits                              16.5               27.0
  Insurance reserves                                             12.8               12.3
  Income taxes currently payable                                 14.0               11.0
  Current deferred income taxes                                   7.1                7.2
  Asbestos related liabilites                                    29.0               27.9
  Other accrued liabilities                                      23.7               31.2
                                                       --------------      -------------
         Total Current Liabilities                              245.0              217.7


Long-term Debt                                                   76.7                2.3

Pension Plans and Other Retiree Benefits                         60.8               58.6

Noncurrent Deferred Income Taxes                                  5.3                5.3

Other Liabilities                                                48.4               38.9


Shareholders' Equity
  Common Stock                                                    6.8                6.8
  Capital in excess of par value                                383.0              383.2
  Retained Earnings (Deficit)                                    13.4              (15.5)
  Cumulative translation adjustment                             (55.4)             (46.3)
  Treasury stock, at cost                                       (61.4)             (61.2)
  Other                                                          (5.4)              (5.4)
                                                       --------------      -------------
         Total Shareholders' Equity                             281.0              261.6
                                                       --------------      -------------
         Total Liabilites and Shareholders' Equity    $         717.2    $         584.4
                                                       ==============      =============




    See accompanying Notes to Consolidated Condensed Financial Statements.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                                     Nine months ended
                                                                          July 31,
                                                                 --------------------------
                                                                      1996       1995
                                                                 ------------  ------------
                                                                        (Unaudited)
Cash flows from operating activities
     Net earnings                                                $     28.9    $     24.5

     Adjustments to reconcile net earnings to cash flow
          Depreciation, depletion and amortization                     14.1          12.4
          Earnings from affiliated companies                           (1.0)         (1.7)
          Deferred income tax expense                                     -           1.6
          (Increase) decrease in receivables                            1.8          (2.6)
          Increase in inventories                                     (20.8)         (5.8)
          (Increase) decrease in prepaid expenses                       3.1          (5.1)
          Increase (decrease) in accounts payable and accrued liabi   (24.5)          5.8
          Increase (decrease) in advances from customers              (12.8)         14.9
          Increase (decrease) in income taxes payable                   3.1          (1.2)
          Other - net                                                  (2.5)         (1.8)
                                                                 ------------  ------------
              Net cash generated (used) by operating activities       (10.6)         41.0
                                                                 ------------  ------------
Cash flows from investing activities
     Business acquisitions                                            (70.9)        (37.8)
     Liquidation of investment in unconsolidated subsidiary               -           5.6
     Capital expenditures                                             (43.6)        (20.1)
                                                                 ------------  ------------
          Net cash provided (used) by investing activities           (114.5)        (52.3)
                                                                 ------------  ------------

Cash flows from financing activities
     Proceeds from borrowings                                         121.0          11.1
     Reduction of debt                                                 (3.5)            -
     Options exercised under employee benefit plans                     1.8             -
     Purchase of common shares                                         (2.5)         (5.9)
                                                                 ------------  ------------
          Net cash provided (used) by financing activities            116.8           5.2
                                                                 ------------  ------------
Effect of translation adjustments on cash                              (0.3)         (2.1)
                                                                 ------------  ------------

Net decrease in cash and cash equivalents                              (8.6)         (8.2)

Cash and cash equivalents, beginning of period                         21.1          27.3
                                                                 ------------  ------------

Cash and cash equivalents, end of period                         $     12.5    $     19.1
                                                                 ------------  ------------

     See accompanying Notes to Consolidated Condensed Financial Statements

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 July 31, 1996



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

For the first nine months of fiscal 1996, the Company recorded a $6.3 million tax provision or 18% of reported earnings before taxes. Included in this amount is a $6.2 million deferred tax benefit resulting from a reassessment of the Company's valuation allowances. The tax provision during the same period of fiscal 1995 was $2.4 million or 9% of reported earnings before tax. The 1995 tax provision includes a $5.0 million deferred tax benefit also due to a reassessment of the Company's valuation allowances. The valuation allowances in both years were released based on a reassessment of the Company's ability to realize the related deferred tax assets.

For the third quarter of fiscal 1996 the Company's tax provision increased by $2.8 million and included a $2.9 million deferred tax benefit resulting from a reassessment of the Company's valuation allowances. The tax provision during the third quarter of fiscal 1995 was $2.4 million and included a $5.0 million deferred tax benefit also due to a reassessment of the Company's valuation allowances.

              GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 July 31, 1996


NOTE D - CONTINGENCIES

The Company and its subsidiaries are involved in certain legal actions and claims arising in the ordinary course of business, including actions alleging personal injuries due to use of products manufactured by the Company's subsidiaries. For a description of products liability claims against the Company, including claims for asbestos related diseases, hearing loss and carpal tunnel injuries, see NOTE H to Consolidated Financial Statements contained in the Company's Annual Report on Form 10K/A for the fiscal year ended October 31, 1995.

NOTE E - ACQUISITIONS

On December 21, 1995, the Company acquired 100 percent of the outstanding stock of The Rotor Tool Company (Rotor) for $34.5 million. Rotor is a Cleveland, Ohio based manufacturer of fixturized and specialty engineered electric and pneumatic tools used primarily in automotive assembly operations. The acquisition was accounted for as a purchase and includes approximately $22.5 million of goodwill which will be amortized over a 40 year period. Rotor's financial results since acquisition are included as part of the Industrial Tool Division's 1996 earnings.

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


NOTE F - NOTES PAYABLE AND LONG-TERM DEBT

On January 31, 1996, the Company issued $75 million of unsecured, medium-term senior notes with institutional lenders in the private placement market to provide long-term financing for acquisitions, primarily for CTI and Rotor. Of the $75 million, $25 million is due January 31, 2002 and $50 million has a ten year maturity with an

              GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 July 31, 1996



average life of seven years. The blended interest rate for the two series of notes is approximately 6.6 percent per annum. The Company's total indebtedness, both short-term and long-term, at July 31, 1996 was $165.4 million.


NOTE G - INFORMATION BY INDUSTRY SEGMENT

The Company's three industry segments are the Mining and Specialty Equipment Division, the Minerals and Refractory Products Division and the Industrial Tool Division. Sales and operating profit results are presented below for the three and the nine months ended July 31, 1996 and 1995.

                                    Three Months Ended     Nine months Ended
                                          July 31,              July 31,

                                       1996     1995          1996    1995
                                     -------  -------       -------  ------
Revenues

 Minerals and Refractory Products    $ 84.2   $ 82.3        $244.1   $230.9

 Industrial Tool                       26.6     19.0          69.6     52.7

 Mining and Specialty Equipment        59.9     52.7         161.2    137.4

 Other                                  0.4      1.0           1.3      2.3
                                     ------   ------        ------   ------
Total Revenues                        171.1    155.0         476.2    423.3
                                     ------   ------        ------   ------
Operating Profit

 Mineral and Refractory Products        9.2     10.7          28.2     26.1

 Industrial Tool                        4.3      2.7           9.7      5.6

 Mining and Specialty Equipment         6.7      2.5          13.8      8.0

 50% Share Partnerships                 0.7      0.7           1.0      1.7
                                     ------   ------        ------   ------
 Net Operating Profit                  20.9     16.6          52.7     41.4
                                     ------   ------        ------   ------


General Corporate Expense              (5.0)    (4.9)        (17.5)   (16.6)

Other Non-Segment, Net                  0.0      2.1           0.0      2.1
                                     ------   ------        ------   ------
Earnings Before Income Taxes           15.9     13.8          35.2     26.9

Income Tax Provision                   (2.8)    (2.4)         (6.3)    (2.4)
                                     ------   ------        ------   ------

Net Earnings                           13.1     11.4          28.9     24.5
                                     ------   ------        ------   ------


             GLOBAL INDUSTRIAL TECHNOLOGIES,  INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 July 31, 1996

RESULTS OF OPERATIONS
- ---------------------

Three Months and Nine Months ended July 31, 1996 compared to July 31, 1995.

The Company had net earnings for the first nine months of 1996 of $28.9 million or $1.28 per share versus net earnings of $24.5 million or $1.07 per share in 1995. Earnings before income taxes for the quarter ended July 31, 1996 were $15.9 million compared to $13.8 million for the same period in 1995. The income tax provisions for the three and nine month periods ended July 31, 1996 were $2.8 million and $6.3 million respectively. The income tax provision for the three and nine months ended July 31, 1995 was $2.4 million. The Company's income tax expense for the nine months ended July 31, 1996 and 1995 consisted of both current and deferred tax provisions totaling $12.5 million and $7.4 million. The release of valuation allowances reduced the 1996 tax provision by $6.2 million and the 1995 tax provision by $5.0 million. Adjustments to the valuation allowances are the result of specific events occurring during the periods and changes in judgement concerning the Company's ability to utilize tax loss carry forwards. The valuation allowances were established in prior periods to impair the deferred tax assets based on uncertainty as to the Company's ability to generate future taxable income. The deferred tax assets were generated primarily by large book expenses which were not deductible for tax purposes in the same period.

Segment operating profit for the nine months was $52.7 million in fiscal 1996 compared to $41.4 million in 1995, an increase of $11.3 million (27%); and $20.9 million for the third quarter in 1996 versus $16.6 million for the corresponding quarter in 1995, an increase of $4.3 million (26%). Although increases occurred in all segments, growth in operating profits was primarily attributable to the earnings contribution of the recent acquisitions. The Mining and Specialty Products Division contributed an additional $5.8 million for the nine months and $4.2 million for the quarter due principally to the acquisitions of Ameriforge in 1995 and CTI in 1996. The industrial tool division generated an additional $4.1 million in profits for the nine months and $1.6 million for the quarter due primarily to the acquisition of Rotor Tool Company. General corporate expenses were higher for the nine months ended July 31, 1996 versus 1995 due mostly to interest expense in 1996 of $4.8 million on the borrowings versus interest expense for the same period in 1995 of $3.7 million for a variance of $1.1 million. For the quarter, these expenses were $5.0 million in 1996 and $4.9 million in 1995.

Consolidated revenues of $476.2 million for the first nine months of fiscal 1996 were up $52.9 million (13%), from $423.3 million in the prior year period. For the quarter ended July 31, 1996, consolidated revenues of $171.1 million were up $16.1 million (10%) from $155.0 million for the prior year. For the nine months ended July 31, 1996, the increase occurred primarily in the Mining and Specialty Equipment Division.

            GLOBAL INDUSTRIAL TECHNOLOGIES,  INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 July 31, 1996


An increase in surface mining products equipment sales and improved forging capacity has positively benefited shipments. For the quarter ended July 31, 1996, the largest increases were from surface mining products equipment sales and from the newly acquired CTI and Rotor Tool Company.

Total costs and expenses for the first nine months of 1996 were $441.0 million, up $44.6 million (11%) from $396.4 million for the same period in 1995. Costs of sales were $39.0 million (13%) higher than the prior year period due to the higher sales volume generated from the lower margin surface mining equipment and higher sales volume from the recent acquisitions within the Mining and Specialty Equipment Division and the Industrial Tool Division. Selling, engineering, administrative and general expenses were $5.0 million (5%) higher than in the nine months ended July 31, 1995. For the second quarter of 1996, total costs and expenses were $155.2 million, up $14.0 million (10%) from the same period in 1995. Cost of sales were $121.6 million or $8.6 million (8%) higher than in 1995.

Global's consolidated backlog of unshipped orders was $157 million at July 31, 1996 compared to $161 million at October 31, 1995 and $189 million at July 31, 1995. The decrease in unshipped orders from the year earlier period is due primarily to a backlog decrease in surface mining products equipment.


SEGMENT RESULTS
- ---------------

Mining and Specialty Equipment Division
- ---------------------------------------

The segment's consolidated revenues for the first nine months of fiscal 1996 of $161.2 million were up $23.8 million (17%) from the same period in 1995. The higher sales volume is attributable to a higher demand for surface mining equipment including replacement parts and components, which generated $26.7 million of incremental sales for the period, together with the acquisition of CTI and improved sales of forgings due to increased production capacity in fiscal 1996 compared to the same period in 1995. These increases were offset by the loss of sales from the Jeffrey Underground operation which was sold in October 1995. Jeffrey Underground accounted for $26.2 million in sales for the nine months ended July 31, 1995.

Segment operating profit reflected earnings of $13.8 million for the first nine months of fiscal 1996 compared to $8.0 million for 1995, an increase of $5.8 million (73%).

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 July 31, 1996


The higher earnings were due to the improved sales volume at the surface mining and forging operations.

For the third quarter of 1996, revenues and operating profits were $59.9 million and $6.7 million, respectively, compared to 1995 revenues of $52.7 million and operating profit of $2.5 million.

On January 12, 1996, the Company acquired substantially all of the assets of CTI and its related worldwide operations, for $36.3 million in cash and assumed liabilities of $6.0 million. CTI has developed and patented advanced polymer concrete tankhouse cells used in the electrolytic refining of copper. The nine month results of the Company include results of CTI for the six months since acquisition.


Minerals and Refractory Products Division
- -----------------------------------------

Revenues and operating profit for the first nine months of fiscal 1996 of $244.1 million and $28.2 million were $13.2 million (6%) and $2.1 million (8%) greater, respectively, than 1995 revenues of $230.9 million and operating profit of $26.1 million. These improvements were driven largely by strong performances at Refmex and RECSA, the Company's refractory operations in Mexico and Chile, as well as increased external sales of raw materials. For the quarter, revenues of $84.2 million and operating profit of $9.2 million compared to $82.3 million and $10.7 million, respectively for the year earlier period.


Industrial Tool Division
- ------------------------

On December 21, 1995, the Company acquired 100 percent of the outstanding stock of Rotor for $34.5 million. Rotor is a manufacturer of fixturized and specialty engineered tools used primarily in automotive assembly operations. Rotor's operations are included for seven months of the industrial tool division's nine month results.

Revenues of $69.6 million for the first nine months of fiscal 1996 were $16.9 million (32%) higher than the prior year. The increase is primarily due to the acquisition of Rotor which contributed an incremental $12.8 million of sales in the nine months. There was also an increase in shipments of assembly tools to Mexico and Germany which accounted for the remainder of the increased sales volume. Segment operating profit of $9.7 million for the same period is $4.1 million (73%) higher than for the first nine months of 1995. The favorable segment operating results are primarily due to the Rotor acquisition.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 July 31, 1996

Revenues of $26.6 million and operating earnings of $4.3 million for the quarter were up from the year earlier period revenues of $19.0 million and operating earnings of $2.7 million. Again, the inclusion of Rotor's results for the entire quarter was the main reason for the increases.


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
- ----------------------------------------------------

Cash and cash equivalents were $12.5 million at July 31, 1996, $8.6 million lower than at October 31, 1995. The net cash used by operating activities was $10.6 million for the first nine months of fiscal 1996, which consists mostly of an increase in inventories during the period of $20.8 million and a decrease in accounts payable and accrued liabilities of $24.5 million as well as a decrease
in advances from customers of $12.8 million.   The investing activities
consisted of $70.9 million for the acquisitions of the CTI and Rotor businesses and $43.6 million for capital equipment at the operating units. The financing activities for the period generated $116.8 million consisting primarily of $117.5 million of net proceeds from borrowings.

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

The Company's current ratio at July 31, 1996 of 1.4 to 1 was virtually unchanged from October 31, 1995. The Company has outstanding debt of $165.4 million.

                                    PART II
                               OTHER INFORMATION



Item 6:  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits -

              27  Financial Data Schedule

         (b) No reports on Form 8-K were filed during the third quarter, ended July 31, 1996.



                                   SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         Global Industrial Technologies, Inc.


                         By: /s/ G. G. Garrison
                            ----------------------------------------------------
                                 G. G. Garrison
                                 Vice President-Finance, Chief Financial Officer (Authorized Officer and Principal Financial Officer)


Dated: September 9, 1996