Form 10-K
period 1996-10-31
GLOBAL INDUSTRIAL TECHNOLOGIES INC
filed 1997-01-29
CIK 887941

                      SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                   FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 1996

                         Commission File Number 1-11160

                      GLOBAL INDUSTRIAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                 75-2617871
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

2121 San Jacinto, Suite 2500, Dallas, Texas            75201
(Address of principal executive offices)            (Zip Code)


                 (Registrant's telephone number)(214) 953-4500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   Name of each exchange
         Title of each class                        on which registered

    Common Stock, Par Value $0.25 Per Share      New York Stock Exchange, Inc.
    Preferred Stock Purchase Rights              New York Stock Exchange, Inc.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No
                           ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

The aggregate market value of the voting stock (based on the closing price on the New York Stock Exchange as of December 31, 1996) held by non-affiliates of the registrant was approximately $502,221,791.

As of December 31, 1996, there were 22,699,290 shares of Global Industrial Technologies, Inc. Common Stock outstanding.

                      Documents Incorporated by Reference

Portions of Registrant's definitive 1997 proxy statement filed or to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

                                    PART 1

1. Business

  During 1996, Global Industrial Technologies, Inc., a Delaware corporation (Global Industrial Technologies, Inc., together with its subsidiaries and 50 percent owned joint venture, either Global or the Company), conducted its business in three segments: Minerals and Refractory Products, Mining and Specialty Equipment and Industrial Tool.

  Effective November 1, 1995 (Effective Time), INDRESCO Inc., a Delaware corporation (Indresco), established a holding company structure (Reorganization) wherein it, and its subsidiaries, became direct and indirect subsidiaries of Global Industrial Technologies, Inc., which had been a wholly owned subsidiary of Indresco. Pursuant to the Agreement and Plan of Merger (Plan), the holders of shares of capital stock of Indresco became, by virtue of the merger described in the Plan (Merger), the holders, on a share-for-share basis, of all of the shares of capital stock of Global. Consequently, at the Effective Time the stockholders of Indresco immediately before the Merger owned the same number of shares of the same classes of Global capital stock as Indresco capital stock they had held. The Common Stock, $0.25 par value, of Global is traded on the New York Stock Exchange under the symbol GIX. Global was incorporated in Delaware on October 19, 1995 for the purpose of the Reorganization.

  Indresco, now named Harbison-Walker Refractories Company, was originally incorporated in Delaware in 1972 as Dresser Finance Corporation, a wholly owned subsidiary of Dresser Industries, Inc. (Dresser) for the purpose of financing receivables of Dresser. In 1988, Indresco transferred its financing business to Komatsu Dresser Company and became a 50 percent general partner in Komatsu Dresser Company, a Delaware general partnership (KDC), which manufactured and distributed construction and mining equipment in North America. Indresco was reorganized in 1992 for the purpose of effecting a distribution of its shares to the shareholders of Dresser. On July 28, 1992, the Board of Directors of Dresser declared a distribution (Distribution) payable to the holders of record of Dresser's common stock, par value $0.25 per share, at the close of business on August 7, 1992 (Record Date), of one share of common stock, par value $0.25 per share, of Indresco, together with associated preferred stock purchase rights, for every five shares of Dresser common stock outstanding on the Record Date. As a result of the Distribution, 100 percent of the outstanding shares of common stock of Indresco were distributed to Dresser shareholders on a pro rata basis. Prior to the Distribution, Indresco did not have an operating history as an independent public company.

  On September 30, 1993, Indresco reduced its ownership interest in KDC from 50 percent to 19 percent through a partial liquidation. In consideration of such reduction, Indresco received the approximate book value of its liquidated interest, subject to adjustments for retiree health care costs. The remaining partner, Komatsu America Corp., a subsidiary of Komatsu Limited, Tokyo, Japan, increased its ownership interest from 50 percent to 81 percent. Under the terms of the Agreement of Liquidation and Sale among INDRESCO Inc., Komatsu America Corp., and Komatsu Dresser Company, dated as of September 22, 1993 (the KDC Agreement), Indresco received approximately $60 million as a liquidating distribution. On September 30, 1994, KDC exercised its option to liquidate Indresco's remaining interest in KDC for which Indresco received approximately $38 million, or the book value of its liquidated interest. As additional consideration, Indresco was released from all guaranties of KDC's indebtedness.

Operations of the Company

  The Company operates in industries and markets that are highly competitive. The demand for the Company's products is dependent upon, among other things, general economic conditions in the industrial marketplace and, more specifically, on U.S. iron and steel production, surface coal mining worldwide, North American and European automotive assembly production and U.S. aircraft production levels. Further, the Company's domestic and foreign operations may from time to time be adversely affected by currency fluctuations and world economic conditions. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following section describes the Company's three business segments and their principal products and activities. For financial information by segment and geographic area, see Note N to Global's consolidated financial statements. It also provides other general information concerning the business of the Company.


Minerals and Refractory Products Division

  Harbison-Walker Refractories Company (Harbison-Walker) and its affiliates are leading suppliers of refractory products and technology. Harbison-Walker mines and processes certain minerals, and manufactures over 200 refractory products in various shapes, sizes and forms. Refractories, which are made principally from magnesite, graphite, bauxite, quartzite and fire clays, are used in virtually every industrial process requiring heating or containment of a solid, liquid or gas at a high temperature. Iron and steel producers, which accounted for approximately 40 percent of the Company's 1996 refractory sales, use the Company's products in various types of furnaces, in coke ovens and in iron and steel handling and steel finishing operations. Industrial markets for the Company's refractory products include non-ferrous metals producers (aluminum, copper and zinc), mineral processors (cement and lime), glass producers, fossil-fueled power plants, chemical and petroleum processing plants and general industry.

  On September 30, 1994, the Company and its subsidiaries acquired for $73.2 million in cash substantially all of the assets of Refmex, S.A. de C.V. (Refmex) and Refractarios Green, S.A. de C.V. (RefGreen), certain equipment from Refractarios H.W. Flir, S.A. de C.V. (Flir) and the issued and outstanding capital stock of Refmex and RefGreen from Industrias Penoles, S.A. de C.V. (Penoles). Refmex is the largest Mexican producer of refractory products, serving the Mexican, United States, Central and South American markets.

  On December 1, 1994, the Company purchased all refractory related assets of Refractarios Chilenos S. A. (RECSA) and Construcciones Refractarias S. A. (Construcciones), Chilean corporations, for approximately $15.5 million in cash and assumed liabilities of $2.9 million. RECSA and Construcciones are Chilean manufacturers of a broad line of refractory products.

  Sales and operating revenues for Harbison-Walker Refractories Division, including the Mexican and Chilean operations for the periods subsequent to their acquisition, were $331.4 million, $318.2 million and $242.6 million for 1996, 1995 and 1994, respectively.

Mining and Specialty Equipment Division

  The Ameri-Forge Corporation (Ameri-Forge) is a leading manufacturer of forged steel flanges used to connect components of closed systems for processing and transporting liquids and gases. It serves the oil and gas, petrochemical, construction, food and water treatment industries. In fiscal 1997, Ameri-Forge will begin manufacturing undercarriage parts for track-mounted vehicles such as bulldozers.

  The Processing Equipment operation manufactures shredders, crushers, vibrating feeders and coal jigs that are sold to the general processing and recycling, forest products, quarrying, coal processing and waste processing and recycling markets. Its shredders are used for materials such as tires, glass, auto bodies, paper, carpet and other bulk materials for the processing and recycling market.

  On January 12, 1996, the Company acquired substantially all of the assets of Corrosion Technologies International, Inc. (CTI) for $36.3 million in cash and assumed liabilities of $11.6 million. CTI uses patented and proprietary polymer concrete technology primarily to manufacture advanced tankhouse cells which are used in the electolytic refining of copper as well as other markets that require reliable containment of acids and other concentrated solutions.

  The Marion Power Shovel Company and its affiliates are producers of walking and crawler draglines, electric mining shovels, rotary blast-hole drills and related equipment and services used in surface mining. Principal users of Marion mining equipment are operators of surface coal mines worldwide. Coal producers have accounted for approximately 70 percent of Marion revenues in recent years with copper, iron ore, phosphate rock and oil sands mining accounting for most of the remaining balance. Marion sales are made both through distributors and directly by employees, depending on the product and geographic market. The United States, Canada, Australia, South Africa and India are Marion's largest geographic markets, although sales volume by country varies substantially from year to year.

  The Jeffrey Underground Mining Equipment operation, which was primarily engaged in the production of underground continuous mining machines, haulage systems and related equipment used primarily in underground coal mines, was sold on October 26, 1995. Sales of Jeffrey equipment were generally made directly to users through the Company's sales engineers and support personnel. The Company retained the British Jeffrey Diamond operations that produce components, such as shearers and related equipment, used in the longwall method of underground coal mining.

  KOMDRESCO, a general partnership in which the Company holds a 50 percent interest, acts as a distributor and licensed manufacturer of Dresser, Haulpak, Galion and Komatsu mining and construction equipment and materials handling products in South Africa and certain neighboring territories.

  On January 23, 1997, the Company announced its decision to divest a number of business units within the Mining and Specialty Equipment Division. The business units being divested include the worldwide operations of Marion Power Shovel Company, the underground mining business of British Jeffrey Diamond of the United Kingdom, and the Company's 50 percent joint venture interest in KOMDRESCO. In connection with the formal plans to divest, the Company will recognize a $20.5 million pre-tax charge to earnings during the first quarter of its 1997 fiscal year. See Note L to the consolidated financial statements.



Industrial Tool Division

  INTOOL, Inc. and its affiliates manufacture and sell Cleco pneumatic and electric tools, including assembly tools used primarily in the electronic, aircraft and automotive markets, and maintenance and fabrication tools supplied primarily to petroleum refineries, chemical plants, foundries, steel mills and general industry. INTOOL's Quackenbush pneumatic and hydraulic precision drilling equipment is used in the aircraft and aerospace industries and in mobile machining applications. Airetool cleaners and expanders are used by manufacturers and users of heat exchangers and boilers of all types. ITD Automation automated fastening systems are used in the automotive and heavy equipment assembly markets.

  In December 1995, the Company acquired all of the outstanding stock of The Rotor Tool Company (Rotor) for approximately $34.5 million. Rotor manufactures fixturized and specialty engineered tools used primarily in automotive assembly operations. As a result of this acquisition, the Company's Industrial Tool Division now offers a complete product line of high-quality pneumatic and electric assembly tools.

  Primary customers for product lines in the Industrial Tool Division segment include automotive assembly plants, aircraft assembly plants, general industrial plants, power generation, refineries and petrochemical plants.

  Sales and service revenues for the Industrial Tool Division were $97.2, $73.3 million and $69.1 million for 1996, 1995 and 1994, respectively.


Profile and Type of Customers

  Most customers of the Company are medium to large corporations or businesses, and medium to large distribution companies which serve them. Major customer groupings include large multi-plant integrated steel companies, medium single-plant integrated steel companies, mini-mill electric furnace steel companies, aluminum companies, cement and lime producers, flat glass and container glass producers, chemical plants, petroleum refineries, power plants, surface mining companies, waste incineration companies, quarries, automotive companies, aircraft production companies, shredding and recycling companies and copper and other mineral refining companies. Customers are located in most geographical areas, including North and South America, Africa, Asia, the Far East, Europe and Australia. Many customers are served by more than one operation of the Company.


International Sales and Exports

  International sales and direct exports from the U. S. historically represent 35 to 45 percent of the Company's consolidated sales. The Company believes that although a particular product or geographical region may be impacted severely by changed circumstances, the overall product market and geographical balance will prove beneficial to the Company over an extended period.


Raw Materials

  The Minerals and Refractory Products Division segment obtains its raw material from sources throughout the world. Over 50 percent of all raw materials used in production of refractories by the Company's subsidiaries is controlled by the Company. The remaining 50 percent is purchased from worldwide sources including China, South Africa, South America and Canada. Dual sources of raw materials have been established on all critical materials.

  Primary materials, such as various magnesites, aluminas, chrome ores, silicas and graphite, are purchased under long-term procurement plans. High purity magnesium hydroxide, a critical material to Harbison-Walker, is obtained through an exclusive arrangement with Dow Chemical that has been in existence for 36 years. The current contract expires December 31, 1997. This contract has been extended many times and the Company anticipates further extensions.

  The Company believes that other raw materials it requires are readily available from multiple sources and that the loss of an individual supplier would not have a material adverse effect on the Company's ability to procure necessary raw materials.

Competition

  The industries in which the various segments of the Company operate are highly competitive. During the 1980's, these industries experienced significant consolidation and retrenchment. The Company now competes with several large national and international companies in each segment. Principal competitors include A.P. Green Industries, Inc., Minerals Technologies Inc. and Oglebay Norton Company in Minerals and Refractory Products; Harnischfeger Industries, Inc. in Mining and Specialty Equipment; Cooper Industries Inc. and Ingersoll-Rand Company in Industrial Tools, as well as numerous short-line and specialty manufacturers with differing manufacturing and marketing methods. Each of the Company's businesses has a strong reputation and market position. The Company attempts to capitalize on its reputation and market position and competes on the bases of quality, innovation, product research and development, and market expertise as well as price.


Research, Development and Patents

  The Company and its subsidiaries conduct research and development activities within their particular fields for the purposes of improving existing products and developing new ones to meet the needs of their customers. In addition, research and development programs are directed toward development of new products and services for diversification or expansion. Research and development costs charged to earnings were $4.9 million in 1996, $3.3 million in 1995 and $3.5 million in 1994.

  As of October 31, 1996, the Company beneficially owned approximately 270 patents and had pending approximately 178 patent applications, covering various products and processes. It also is licensed under patents owned by others. The Company does not believe that any patent or group of patents relating to a particular product or process is material to the conduct of the Company's total business.


Backlog

  The consolidated backlog of unshipped orders at October 31, 1996, 1995 and 1994 was $151 million, $161 million and $92 million, respectively. Backlog levels vary significantly between the businesses of the Company. The divisions manufacturing larger equipment (primarily mining equipment) have lead times ranging from 3 to 4 months to as long as 18 months. The Company plans to ship the October 31, 1996 backlog by October 31, 1997. For smaller equipment, particularly industrial tools, the Company operates with very little backlog and works primarily on a book and ship basis. The Company believes that its order backlog represents only a portion of the net sales revenue anticipated by the Company in any given fiscal period. The Company bases its manufacturing plans and expenditure levels primarily on its internal analyses of current market conditions, sales forecasts and communications with customers.


Sales and Distribution

  The Company's products and services are marketed through various channels.
In the United States, sales are generally made through a divisional sales organization or through independent distributors. Sales in other countries are made directly by a United States division or subsidiary, through foreign subsidiaries or affiliates, through distributor arrangements or with the assistance of independent sales agents.

  The Company's Mining and Specialty Equipment products are primarily sold through direct sales by division sales personnel. Company owned warehouses and repair centers are located in strategic areas of the United States. Outside the United States, the Company uses distributor organizations for service and parts replacements as well as subcontractors for major equipment overhaul, revamping or servicing that must be performed on site.

  Minerals and Refractory Division products and Industrial Tool Division products are sold through a combination of direct sales by Company personnel and through distributors in the U.S., Europe and elsewhere. Sales agents are used to facilitate U.S. exporting where sales volume does not justify a local sales organization.


Employees and Labor Relations

  As of October 31, 1996, the Company had approximately 2,873 employees in the United States of whom approximately 1,300 were members of four unions represented by 7 bargaining units. Currently, none of the domestic locations has more than 250 hourly employees represented by a union or bargaining unit.
As of October 31, 1996, the Company had approximately 1,692 employees at foreign locations of whom approximately 980 were members of unions.

  Management believes that relations between the Company and its employees are generally positive.


Item 2. Properties

  The Company, together with its subsidiaries and unconsolidated affiliates, has more than 30 manufacturing plants, ranging in size from approximately 15,000 square feet to in excess of 667,000 square feet and totaling more than 5,000,000 square feet, located in the United States, Canada and other countries. The majority of the manufacturing sites are owned. In addition, sales offices, warehouses, service centers and stock points are maintained, almost all in leased space, in the United States, Canada and other countries. The properties are adequate for the purposes for which they are used. They are believed to be utilized at productive capacities generally ranging from 50 percent to 80 percent, with the exception of Ameri-Forge where capacity utilization is significantly higher, and are capable of supporting a higher level of market demand. In certain cases, an increase in productive capacity of the facilities can be realized through the addition of an extra shift of hourly laborers.

  Minerals and Refractory Products Division has manufacturing facilities in the following locations: Bessemer, Alabama; Fairfield, Alabama; Calhoun, Georgia; Hammond, Indiana; North East, Maryland; Grantsville, Maryland; Windham, Ohio; West Mifflin, Pennsylvania; Marelan, Quebec, Canada; Vandalia, Missouri; Fulton, Missouri; Eufaula, Alabama; Ludington, Michigan; Tlalnepantla, Mexico; Ramos Arizpe, Mexico; and Santiago, Chile.

  Mining and Specialty Equipment Division has manufacturing facilities in Marion, Ohio; Mt. Prospect, Illinois; Cambridge, Ontario, Canada; Woodruff, South Carolina; Wakefield, England; Houston, Texas; Green Bay, Wisconsin; Hermosillo, Mexico; Santiago, Chile; Ghent, Belgium; Sydney, Australia; Tague, South Korea and Wadeville, South Africa. The latter property is owned by a joint venture company in which the Company has a 50 percent ownership interest.

  Industrial Tool Division has manufacturing facilities in Houston, Texas; Euclid, Ohio; Springfield, Ohio; and Auburn Hills, Michigan. The latter two properties are leased with the Springfield, Ohio property being leased from and owned by a joint venture company in which the Company has a 50 percent ownership interest.


Item 3. Legal Proceedings

  The information contained in Note H to the Company's consolidated financial statements is incorporate herein.

  Securities and Exchange Commission rules require the Company to describe certain governmental proceedings arising under federal, state or local environmental provisions unless the Company reasonably believes that the proceedings will result in monetary sanctions of less than $100,000. The following proceedings are reported in response to this requirement. Based on the information currently available, the Company believes that such proceedings are not material to the business or financial condition of the Company.

  A Facility Decommissioning and Site Restoration Plan for a facility used by one of the Company's subsidiaries located in Quebec, Canada has been filed with the Quebec environmental and mining regulatory agencies pursuant to regulations of the Quebec Ministry of the Environment and the Ministry of Energy and Resources. The Company is currently responding to requests for additional
information in support of the decommissioning plan.   A total of $156,000 has
been expended by the Company for the project and the remaining remediation costs are estimated to be $407,000 to $515,000. Additional expense of $90,000 to $130,000 may be incurred if a facilities demolition is required.

  The Environmental Protection Agency (EPA) and other private parties have named the Company as a potentially responsible party (PRP) in eight Comprehensive Environmental Response Compensation and Liability Act Sites (CERCLA), also known as superfund sites. The Company does not believe that it contributed hazardous wastes at four of these sites. Proceedings relating to three of them have not been active in the two preceeding years. At a fifth site, a third party demand was received for contribution by the Company to the cost of remediation in the amount of $135,000. The Company believes that it is a de minimis or de micromis
                                                      ----------    -----------
contributor to the three remaining CERCLA sites.

  The Comprehensive Environmental Response, Compensation and Liability Act Information System (CERCLIS), or CERCLA Information System, is a computer database of sites that have been listed for investigation by the EPA. None of the Company's facilities remain listed on the CERCLIS or on similar state agency lists.

  A Company subsidiary received an order from the Commonwealth of Pennsylvania in 1991 demanding remediation of a tract of land, a portion of which had been mined under lease by Harbison-Walker Refractories Company for a period of time prior to 1972. Total cost of the remediation incurred by Harbison-Walker
Refractories Company has been $1,000,000.   Continuing maintenance and treatment
costs are estimated to be $60,000 to $80,000 per year. Harbison-Walker Refractories Company is seeking recovery of part of its remediation costs and has contested its obligation to maintain and treat the site. It has obtained a favorable administrative ruling on a portion of its claim from which the Commonwealth has appealed. A companion lawsuit is currently stayed pending the appeal and settlement discussions have taken place.


Item 4. Submission of Matters to a Vote of Security Holders

  No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended October 31, 1996.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  Common Stock of Global Industrial Technologies, Inc. is traded on the New York Stock Exchange under the symbol GIX. Global has not paid any dividends since the Distribution Date. The first day that Global's Common Stock was traded on the New York Stock Exchange was August 3, 1992. As of December 31, 1996, there were 8,233 holders of record of the Common Stock of Global. The high and low sales prices for Global's Common Stock during each quarterly period for fiscal 1996 and 1995 are set forth below:


                     1996                 High      Low
                     ----                 ----      ---
                     Quarter Ended:
                     January 31, 1996    $22.75   $16.50

                     April 30, 1996      $25.00   $18.375

                     July 31, 1996       $20.625  $16.00

                     October 31, 1996    $20.125  $16.125

                     1995
                     ----
                     Quarter Ended:
                     January 31, 1995    $15.00   $11.25

                     April 30, 1995      $14.125  $10.875

                     July 31, 1995       $16.125  $13.375

                     October 31, 1995    $18.125  $14.625

  In August 1993, the Company announced its intention to repurchase up to 4.1 million shares of Common Stock. In August 1994, the repurchase program was increased by 2 million shares to provide for a total repurchase potential of up to 6.1 million shares. Through December 31, 1996, the Company had repurchased approximately 5.1 million shares. For additional information, see Note K to Global's consolidated financial statements, which note is incorporated in this
Item 5 by reference.

Item 6.  Selected Financial Data

SELECTED FINANCIAL DATA

Dollars in millions, except per share data   1996   1995   1994   1993    1992
-------------------------------------------
Consolidated Companies
                                             ---------------------------------
Total revenues                               647.9  597.1  440.8  540.0  564.6

Earnings (loss) before cumulative effect
 of accounting changes                        45.4   38.7   24.6   21.4  (50.1)

Per Share                                      2.01   1.70   1.02    .78  (1.84)

Total Assets                                 752.6  584.4  477.7  460.9  491.4

Long-term debt                               136.5    2.3    2.3           1.9

Total Shareholders' Equity                   299.9  261.6  273.6  287.8  352.0


QUARTERLY DATA


    Financial Results (unaudited)                   Quarters Ended
                                       -----------------------------------------
Dollars in millions, except per share  January 31  April 30  July 31  October 31
-------------------------------------  -----------------------------------------
Fiscal 1996
Total revenues                             $149.9    $155.2   $171.1      $171.7
Total costs and expenses including
 income taxes                               144.3     145.0    158.0       155.2

Net earnings                                  5.6      10.2     13.1        16.5

Net earnings per share                         .25       .45      .58         .73

Fiscal 1995
Total revenues                              126.3     142.0    155.0       173.8
Total costs and expenses including
 income taxes                               123.1     132.1    143.6       159.6

Net earnings                                  3.2       9.9     11.4        14.2

Net earnings per share                         .14       .43      .50         .63

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS
---------------------


Fiscal 1996 compared with fiscal 1995
-------------------------------------

The Company had net earnings in 1996 of $45.4 million, compared to net earnings of $38.7 million in 1995, representing an improvement of $6.7 million, or 17 percent. Earnings before income taxes of $55.4 million for fiscal 1996 were $12.9 million, or 30 percent, higher than $42.5 million in 1995. The significant increase mainly results from the contribution of recent business acquisitions within the Industrial Tool Division segment in early fiscal 1996 and the Mining and Specialty Equipment Division segment in fiscal 1995.

Consolidated revenues of $647.9 million in 1996 were up $50.8 million from $597.1 million in the prior year, a 9 percent increase. Revenues increased in all segments but were substantially higher within the Industrial Tool Division and Mining and Specialty Equipment Division segments where acquired businesses contributed approximately $39.1 million of the revenues. Also, sales of Marion surface mining equipment replacement parts and services increased by $21.1 million, or 23 percent. See further discussion in the Industry Segment Analysis below.

Consolidated cost of sales was $461.8 million in 1996, or 8 percent higher than the $428.6 million reported in 1995, due to the previously mentioned higher sales volume. Selling, engineering, and general and administrative expenses were $132.6 million in 1996, versus $128.9 million in 1995, a 3 percent increase, reflecting the incremental administrative expenses associated with acquired businesses, partially offset by active cost containment within the existing operations.

Interest expense was $7.0 million for 1996 compared to $4.6 million in 1995, which reflects the increase in the Company's debt during the two year period.

Other, net was income of $8.9 million for 1996 compared to income of $7.5 million in 1995. The $8.9 million for 1996 includes miscellaneous product sales and gains on asset sales of $3.2 million, a favorable foreign exchange gain of $2.6 million, earnings from partnership operations of $2.3 million, and an adjustment of a previously reserved amount for plant reconfiguration in the Minerals and Refractory Products Division, offset by a $3.0 million provision for asbestos litigation.

The provision for income taxes in 1996 was $10.0 million, or 18 percent of earnings before taxes, compared to $3.8 million, or 9 percent of earnings before taxes, in 1995. The tax provisions include benefits of $9.1 million in 1996 and $9.0 million in 1995 relating to valuation allowance adjustments. The 1996 and 1995 benefits relate primarily to reassessments of the Company's ability to realize the related deferred tax assets based upon continued worldwide profitability of the Company.

The Company's consolidated backlog of unshipped orders was $151.4 million at October 31, 1996, compared with $161.0 million at October 31, 1995, a decrease of $9.6 million or 6 percent. The most significant decrease occurred in the Mining and Specialty Equipment Division segment where the Marion surface mining equipment backlog decreased by $45.0 million. This decrease was partially offset by increases of $24.1 from acquisitions within the Industrial Tool and Mining and Specialty Equipment Division segments and an increase of $6.6 million within the Minerals and Refractory Products Division segment.

Fiscal 1995 compared with fiscal 1994
-------------------------------------

The Company had net earnings in 1995 of $38.7 million, compared to net earnings of $24.6 million in 1994, representing an improvement of $14.1 million, or 57 percent. Earnings before income taxes of $42.5 million for fiscal 1995 were $17.9 million, or 73 percent, higher compared to $24.6 million in 1994. The significant increase mainly resulted from the contribution of businesses acquired within the Minerals and Refractory Products Division segment and the Mining and Specialty Equipment Division segment.

Consolidated revenues of $597.1 million in 1995 were up $156.3 million from $440.8 million in the prior year, a 35 percent increase. Although revenues increased in all segments, they were substantially higher within the Minerals and Refractory Products Division and Mining and Specialty Equipment Division segments where acquired businesses contributed approximately $100 million of the revenues and sales of Marion surface mining equipment increased by $27.6 million, or 44 percent. See further discussion in the Industry Segment Analysis below.

Consolidated cost of sales was $428.6 million in 1995, or 36 percent higher than the $315.2 million reported in 1994, due to the previously mentioned higher sales volume. Selling, engineering, and general and administrative expenses were $128.9 million in 1995, versus $103.5 million in 1994, a 25 percent increase, reflecting the consolidation of administrative offices associated with acquired businesses, certain non-recurring corporate expenses and additional administrative costs within the Minerals and Refractory Products Division segment.

Interest expense was $4.6 million for 1995 compared to $.9 million in 1994 which reflected an increase in the Company's level of debt.

Other, net was income of $7.5 million for 1995 compared to income of $3.4 million in 1994. The $7.5 million for 1995 included the gain on sale of certain mineral rights within the Minerals and Refractory Products Division segment of $4.9 million, earnings from partnership operations of $2.7 million, the gain on sale of the Jeffrey Underground Mining business of $2.6 million, the gain on sale of excess land of $1.9 million, and foreign exchange conversion gain of $1.0 million, offset primarily by a $4.9 million provision for litigation.

The income tax provision in 1995 was $3.8 million, or 9 percent of earnings before taxes. The tax provision for 1995 reflected a benefit of $9.0 million due to an adjustment to the valuation allowance because of a reassessment of the Company's ability to use tax loss carry forwards. There was no provision for income taxes in 1994, primarily due to the release of a portion of the Company's valuation allowance as a result of a change in the expected realization of deferred tax assets because of the liquidation of the Company's remaining interest in KDC.

The Company's consolidated backlog of unshipped orders was $161 million at October 31, 1995, compared with $92 million at October 31, 1994, an increase of $69 million or 75 percent. The most significant increases occurred in the Mining and Specialty Equipment Division segment where the Marion surface mining equipment backlog increased by $35 million and the acquisition of Ameri-Forge added another $35 million.

INDUSTRY SEGMENT ANALYSIS
-------------------------

Minerals and Refractory Products Division
-----------------------------------------

The table below shows revenues and operating profit for the Minerals and Refractory Products Division segment which consists of Harbison-Walker, a producer of refractory products primarily for iron and steel producers and of magnesite and other minerals; Refmex, the largest Mexican producer of refractory products for steel and cement producers; and RECSA, the largest supplier of refractory products to the Chilean copper and steel markets. See Note C to the consolidated financial statements for further information.


In millions of dollars                                   1996   1995   1994
----------------------                                  -----  -----  -----
Segment revenues                                        331.4  318.2  242.6
Segment operating profit                                 39.2   38.2   28.9

Revenues for 1996 improved by $13.2 million, or 4 percent, over 1995. The modest improvement resulted from small increases within the U.S. and Mexico along with a 30 percent increase at RECSA. Revenues for RECSA were $22.3 million in 1996 versus $17.2 million in fiscal 1995.

Segment operating profit in 1996 increased by $1 million, an improvement of 2.6 percent, due to the improved profitability of Harbison-Walker's minerals operation, Refmex and RECSA. Harbison-Walker's refractory operation experienced lower profitability from domestic and export sales due to the unfavorable impact of competitive pricing, primarily in the steel producing industry, and slightly higher selling costs. Segment operating profit in 1995 excluded a net gain of $2.9 million which is classified as a component of non-segment earnings. The net gain consisted of a $4.9 million gain on the sale of certain mineral rights offset by a non-recurring charge of $2 million to write-down certain assets.

In fiscal 1996, the peso exchange rate dropped 10 percent from $.14 per Mexican peso to a little more than $.12 per Mexican peso. From the latter part of December 1994, through the end of October 1995, the peso exchange rate fell from approximately $.29 to $.14 per new Mexican peso. This devaluation resulted in a reduction in the net book value of Refmex of $38.1 million in 1995 and $3.3 million in 1996 for a total accumulated devaluation of $41.4 million which is reflected in the cumulative translation adjustment. There are inherent economic uncertainties in Mexico associated with the devaluation of the peso that began in December of 1994. The Company continues to monitor the status of inflation in Mexico to assess whether hyper-inflationary accounting should be employed. Demand for the Company's refractory products in Mexico continues to meet management's expectations as Mexican customers have thus far been able to offset some lack of demand in domestic activity with exports of their products and Refmex continues to export refractory products at record levels due to a lower product cost base as a result of the devaluations.

Mining and Specialty Equipment Division
---------------------------------------

The table below shows revenues and operating profit for the Mining and Specialty Equipment Division segment which, during the periods indicated, produced highly engineered heavy equipment for construction markets and surface and underground mining applications, processing and recycling products used in various industrial markets, and high quality forged steel flanges used in the oil and gas, chemical, food and water treatment industries. With the acquisition of Corrosion Technology International, Inc. (CTI) in January, 1996, this segment added advanced engineered polymer concrete shapes, including single piece polymer concrete electrolytic refining cells used in the copper and other non-ferrous metals refining industries. See Note C to the consolidated financial statements for further information.

In millions of dollars                                    1996   1995   1994
----------------------                                   -----  -----  -----
Segment revenues                                         217.7  202.8  125.4
Segment operating profit                                  21.4   14.3     .2
Share of Partnership sales                                53.5   37.9   35.7
Share of Partnership net earnings                          2.3    2.7    2.4

The segment's consolidated revenues for 1996 of $217.7 million were higher by $14.9 million, or 7 percent, than 1995. Revenues from Marion surface mining equipment were up by $21.1 million, or 23.4 percent, due to increased spare parts and service sales. CTI added revenue during 1996 of $20.9 million and the Ameri-Forge forged flange operation's sales were higher by $8.4 million, or 20 percent. These favorable results were partially offset by the sale of the Jeffrey underground mining equipment business in October, 1995 which had sales of $38.9 million in 1995. See Note C to the consolidated financial statements.

Segment operating profit of $21.4 million in 1996 represents an increase of $7.1 million , or 50 percent, from 1995. The increase resulted from the improved incremental sales volume of Ameri-Forge which contributed approximately $13 million of operating profit in 1996, an increase of $4 million, or 45 percent, over fiscal 1995. The balance of the improvement was generated from favorable results within the processing and recycling operations, partially offset by the elimination of the Jeffrey underground mining equipment operation from this segment. The sale of the Jeffrey underground mining equipment business generated a gain in fiscal 1995 of $2.6 million which, together with a $1.9 million gain on the sale of excess land, was reported as a component of non-segment earnings in fiscal 1995.

The Company's share of partnership results in 1996, 1995 and 1994 relates to its investment in KOMDRESCO, a South African supplier of construction equipment. See Note D to the consolidated financial statements for further discussion.


Industrial Tool Division
------------------------

The table below shows revenues and operating profit for the Industrial Tool Division segment which includes operations producing a wide range of pneumatic and electric industrial tools used in the assembly of vehicles, aircraft, heavy equipment and small components. In December 1995, the Company acquired The Rotor Tool Company (Rotor) for approximately $34.5 million. Rotor manufactures fixturized and specialty engineered tools used primarily in automotive assembly operations. As a result of this acquisition, the Company's Industrial Tool segment offers a broader product line of high-quality pneumatic and electric assembly tools. See Note C to the consolidated financial statements for further information.

In millions of dollars                                      1996  1995  1994
----------------------                                      ----  ----  ----
Segment revenues                                            97.2  73.3  69.1
Segment operating profit                                    14.2   8.7   8.5

Segment revenues for 1996 are $23.9 million higher than 1995, a 33 percent increase. The increase is primarily due to acquisition of Rotor, which contributed an incremental $17.3 million in revenue in 1996, as well as favorable results within domestic aircraft and automotive markets.

Segment operating profit increased by $5.5 million, or 63 percent in 1996 versus 1995, as a result of higher sales and improved profit margins primarily upon fixturized automated tools. In 1995, operating profit increased $.2 million because of the improved sales volume.


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
----------------------------------------------------

Cash and cash equivalents were $11.5 million at October 31, 1996, a decrease of $9.6 million from October 31, 1995. Cash flow from operations was a net use of $8.7 million, compared to a net provision of $36 million for 1995. The most significant changes in operating cash in 1996 were a $30.3 million decrease in accounts payable and accrued liabilities, a $13.5 million decrease in advances from customers on contracts, a $13.8 million increase in inventories and an $11.8 million increase in receivables. In 1995, the most significant changes were an increase in net earnings of $14.1 million, an increase in accounts payable and accrued liabilities of $19.3 million, and an additional $6.8 million of depreciation and amortization. Investing activities in 1996 consisted of $75.6 million used for business acquisitions net of cash acquired, and $53.7 million in capital expenditures. For 1995, the Company used $37.8 million for acquisitions net of cash acquired and $34.8 million for capital expenditures. The sale of the Company's domestic underground mining equipment business and certain other asset sales provided $24.8 million. Borrowings, further discussed in the paragraph below, provided $126.6 million in 1996, net of repayments. Financing activities in 1995 provided a net $2 million. Of this, $9.8 million was from short-term borrowings, net of repayments. This was offset by $8.7 million of Company treasury share purchases.

On January 31, 1996, the Company issued $75 million of unsecured, medium-term senior notes to institutional lenders in the private placement market to provide financing for acquisitions, primarily CTI and Rotor. In addition, during the last quarter of 1996, $60 million of short-term debt was converted to long term with a due date of September 1999. See Note G to the consolidated financial statements. Management believes that internally-generated funds and proceeds of short-term borrowings under existing credit facilities will be adequate to meet working capital and capital expenditure requirements while maintaining an appropriate debt to total capitalization ratio.

At October 31, 1996 and 1995, the Company had short term debt of $38.9 million and $42.7 million, respectively. The Company's current ratio at October 31, 1996, was 1.8 to 1 compared to 1.5 to 1 at October 31, 1995. The increase in the current ratio occurred in part because of an increase in inventories of $20 million, an increase in accounts receivable and deferred income taxes of $16 million each and a $17 million increase in asbestos insurance recoveries receivable. Management believes that the Company's financial position will support additional borrowing should the need arise. As discussed in Note G to the consolidated financial statements, the Company has lines of credit totalling $95 million, of which $58.6 million was unused and available at October 31, 1996.


BACKLOG
-------

The Company's backlog of unshipped orders at October 31, 1996 was $151 million, down from $161 million at the end of fiscal 1995. Backlog by segment was as follows:

In millions of dollars                            1996    1995    1994
----------------------                            ----    ----    ----

Minerals and Refractory Products Division           61      50      40
Mining and Specialty Equipment Division             80     108      48
Industrial Tool Division                            10       3       4
                                                  ----    ----    ----
Total                                              151     161      92
                                                  ====    ====    ====

Accounting Standards
--------------------

In March 1992, the Financial Accounting Standards Board issued FASB Interpretation No. 39 that eliminated the practice of offsetting, or netting, certain related assets and liabilities. The Company adopted the provisions of this pronouncement in fiscal 1995 relative to its estimated products liability and, at year end 1996, had recorded an asset of approximately $72 million and a liability of approximately the same amount to reflect these liabilities and the related estimated insurance recoveries receivables at their gross amounts. There was no impact on earnings as a result of the adoption of this accounting pronouncement. See Note H to the consolidated financial statements.

In 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires companies to periodically evaluate the realizability of long-lived assets, including property, plant and equipment and goodwill, based on expectations of undiscounted cash flows and operating income. This pronouncement is required to be adopted by the Company for the fiscal year beginning November 1, 1996. The adoption is not expected to have a significant impact on the Company's financial position or results of operations.

The FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" in October 1995. This statement requires, commencing with the Company's fiscal year beginning November 1, 1996, that the fair value of stock options and other stock-based compensation issued to employees be either included as compensation expense in the consolidated statement of earnings, or disclosed in the footnotes to the consolidated financial statements on a pro-forma basis with the effect on net income and earnings per share of such compensation expense displayed. The Company plans to adopt the statement on a disclosure-only basis and, accordingly, adoption of the statement will have no effect on the Company's results of operations.


Forward-Looking Statements
--------------------------

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: general economic conditions in the industrial marketplace; U.S. iron and steel production; surface coal mining worldwide; North American and European automotive and aircraft assembly production levels; currency fluctuations and world economic conditions; and significant variances in sales or costs at the Company's major business units.

Item 8. Financial Statements and Supplementary Data

     The financial statements and supplementary data of the Company begin on page F-1 of this report. Said information is hereby incorporated by reference into this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

     Information with respect to Directors of the Company is set forth in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on March 19, 1997, under the caption "Election of Directors", and is incorporated herein by reference. Information with respect to Executive Officers of the Company is set forth below.




                       EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information as of January 1, 1997, concerning the persons who are Executive Officers of Global.



       Name and Age                 Position and Offices with the Company
       ------------                 -------------------------------------


J. L. Jackson (64)           Chairman of the Board of the Company effective
                             January 1994; Chief Executive Officer of the
                             Company since October 1993; President of the
                             Company from July 1994 to December 1995; Vice
                             Chairman of the Company from October 1993 to December 1993; Business consultant to the petroleum industry for more than five years prior to becoming Vice Chairman and Chief Executive
                             Officer of the Company; President and Chief
                             Operating Officer, Diamond Shamrock Corporation,
                             Dallas, Texas, 1983 - 1986.

Donald C. Mielke (53)        President and Chief Operating Officer effective
                             December 1995; Senior Vice President - Finance and Administration of the Company from July 1994 to December 1995; Senior Vice President - Chief
                             Financial Officer of the Company from June 1993 to
                             July 1994; Investor and financial consultant from November 1990 to June 1993; Chief Financial
                             Officer, Senior Vice President of Maxus Energy
                             Corp. from October 1987 to October 1990.

Graham L. Adelman (47)       Senior Vice President and General Counsel of the
                             Company since July 1995; Secretary of the Company since July 1996; Senior Vice President, General
                             Counsel and Secretary of The Western Company of
                             North America from 1990 to April 1995.

Juan M. Bravo (59)           Vice President of the Company and President of
                             Harbison-Walker Refractories Company since March
                             1996; President of Harbison-Walker International
                             Division from November 1995 to March 1996;
                             President and Chief Executive Officer of Refmex from January 1995 to November 1995; Vice President of Chemical and Refractories Division of Penoles
                             S.A De C.V., Mexico from 1990 to December 1994.

Gary G. Garrison (53)        Chief Financial Officer of the Company since
                             December 1994; Vice President - Finance and
                             Controller of the Company since September 1993;
                             Treasurer of the Company since May 1992; Senior
                             Vice President - Administration of the Finance
                             Division of Komatsu Dresser Company October 1988 to April 1992; Vice President of Dresser Finance
                             Corporation November 1984 to May 1992.

       Name and Age                 Position and Offices with the Company
       ------------                 -------------------------------------

Thomas R. Hurst (56)         Vice President of the Company since June 1994;
                             President of Industrial Tool Division of the
                             Company since August 1992; President of Industrial
                             Tool Division of Dresser Industries, Inc. from May
                             1983 to July 1992.

Roberta F. Marshall (43)     Vice President - Human Resources of the Company
                             since June 1994; Director, Employee Relations &
                             Benefits of the Company from August  1992 to May
                             1994; Manager, Employee Relations of Dresser
                             Industries, Inc. from July 1987 to July 1992.

George W. Pasley (46)        Vice President - Communications of the Company
                             since September 1996; Business consultant from September 1995 to August 1996; Chief Financial
                             Officer of Maxus Energy Corp. from September 1994 to September 1995; Senior Vice President of Maxus
                             Energy Corp. from October 1991 to August 1994.

Mark D. Stott (40)           Vice President - Planning and Development of the
                             Company since August 1996; Director of Business
                             Analysis of Motorola, Inc. from 1993 to 1996;
                             Senior Manager of Motorola, Inc. from 1988 to 1991.

Larry A. Thaxton (54)        Vice President of the Company since June 1994;
                             President of Mining and Specialty Equipment
                             Division of the Company since May 1994 ; President of Jeffrey Division of the Company from August
                             1992 to May 1994; President of Jeffrey Division of
                             Dresser Industries, Inc. from September 1991 to
                             July 1992; Vice President of Jeffrey Division of
                             Dresser Industries, Inc. from September 1990 to
                             September 1991.


     Each executive officer serves at the pleasure of the Board of Directors of Global.


Item 11.  Executive Compensation

     Information with respect to executive compensation is set forth in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on March 19, 1997, under the caption "Executive Compensation and Other Information", and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information with respect to security ownership of certain beneficial owners and management is set forth in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on March 19, 1997, under the caption "Security Ownership of Certain Beneficial Owners and Management", and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     None.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Financial Statements:

    (1) and (2) - The response to this portion of Item 14 is submitted as a separate section of this report.

(b) Reports on Form 8-K

    None.

(c) Exhibits

    The exhibits as shown in the "Index of Exhibits" are filed as a part of this Report.

(d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Global Industrial Technologies, Inc. has duly caused this report to be signed by the undersigned, thereunto duly authorized in the City of Dallas, State of Texas, on January 27, 1997.

                                Global Industrial Technologies, Inc.


                                By: /s/ Gary G. Garrison
                                   ------------------------------------
                                     Gary G. Garrison
                                     Vice President - Finance,
                                     Chief Financial Officer
                                     (Principal Finance Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 27, 1997.

     SIGNATURE                                TITLE
     ---------                                -----

/s/ J. L. Jackson                     Chairman of the Board, Chief Executive
----------------------------------    Officer and Director
J. L. Jackson                            (Principal Executive Officer)

/s/ Gary G. Garrison                  Vice President - Finance, Chief Financial
----------------------------------    Officer
Gary G. Garrison                         (Principal Finance Officer)

/s/ Stephen D. Chanslor
----------------------------------    Staff Vice President and Controller
Stephen D. Chanslor                      (Principal Accounting Officer)

/s/ David H. Blake                    Director
----------------------------------
David H. Blake

/s/ Samuel B. Casey, Jr.              Director
----------------------------------
Samuel B. Casey, Jr.

/s/ Rawles Fulgham                    Director
----------------------------------
Rawles Fulgham

/s/ R. W. Vieser                      Director
----------------------------------
R. W. Vieser

                               ANNUAL REPORT ON

                                   FORM 10-K

                            ITEM 14(a) (1) and (2)

                             FINANCIAL STATEMENTS

                          YEAR ENDED OCTOBER 31, 1996

                     GLOBAL INDUSTRIAL TECHNOLOGIES, INC.

                                 DALLAS, TEXAS

LIST OF FINANCIAL STATEMENTS

The following Global Industrial Technologies, Inc. consolidated financial statements and report of independent accountants for the year ended October 31, 1996 are incorporated by reference in Item 8 of the Company's Annual Report on Form 10-K for such fiscal year:

 Report of Management

 Report of Independent Accountants

 Consolidated Statements of Earnings -- Years ended October 31, 1996, 1995 and 1994

 Consolidated Balance Sheets -- October 31, 1996 and 1995.

 Consolidated Statements of Cash Flows -- Years ended October 31, 1996, 1995 and 1994

 Consolidated Statements of Shareholders' Equity -- Years ended October 31, 1996, 1995 and 1994

 Notes to Consolidated Financial Statements

REPORT OF MANAGEMENT

The accompanying consolidated financial statements of Global Industrial Technologies, Inc. have been prepared by management and have been audited by independent accountants. The management of the Company is responsible for the financial information and representations contained in the financial statements and other sections of this annual report. Management believes that the financial statements have been prepared in conformity with generally accepted accounting principles appropriate under the circumstances to reflect, in all material respects, the substance of events and transactions that should be included. In preparing the financial statements, it is necessary that management make informed estimates and judgments based on currently available information of the effects of certain events and transactions.

In meeting its responsibility for the reliability of the financial statements, management depends on the Company's internal control structure. This internal control structure is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization and are properly recorded. In designing control procedures, management recognizes that errors or irregularities may occur. Also, estimates and judgments are required to assess and balance the relative cost and expected benefits of the controls. Management believes that the Company's internal control structure provides reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected within a timely period by employees in the normal course of performing their assigned functions.

The Board of Directors pursues its oversight role for the accompanying financial statements through its Audit and Finance Committee, which is composed solely of directors who are not officers or employees of the Company. The Committee meets with management and internal audit to review their work and to monitor the discharge of its responsibilities. The Committee also meets with the independent accountants of the Company, without management present, to discuss internal control structure, auditing and financial reporting matters.


Dallas, Texas
December 9, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of Global Industrial Technologies, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Global Industrial Technologies, Inc. and its subsidiaries at October 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP

Dallas, Texas
December 9, 1996, except as to Note L, which is as of January 23, 1997.

                      CONSOLIDATED STATEMENTS OF EARNINGS

In Millions Except Per Share Data - Years Ended
October 31                                   1996          1995          1994
=============================================================================
Revenues
 Net sales and operating revenues....  $    646.3    $    594.3    $    437.1
 Other...............................         1.6           2.8           3.7
                                       ----------    ----------    ----------
Total revenues.......................       647.9         597.1         440.8
                                       ----------    ----------    ----------
Costs and expenses

 Cost of sales.......................       461.8         428.6         315.2

 Selling, engineering,
  administrative and general
  expenses...........................       132.6         128.9         103.5

 Interest expense....................         7.0           4.6           0.9

 Other, net..........................        (8.9)         (7.5)         (3.4)
                                       ----------    ----------    ----------

Total costs and expenses.............       592.5         554.6         416.2
                                       ----------    ----------    ----------

 Earnings before income taxes........        55.4          42.5          24.6

Income tax provision.................       (10.0)         (3.8)
                                       ----------    ----------    ----------

 Net earnings........................  $     45.4    $     38.7    $     24.6
                                       ==========    ==========    ==========


Earnings per common share
                                       $     2.01    $     1.70    $     1.02
                                       ==========    ==========    ==========


Weighted average common shares
 outstanding.........................        22.6          22.8          24.1
                                       ==========    ==========    ==========



          See Accompanying Notes to Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS



In Millions - As of October 31                                1996     1995
-----------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents..................................  $ 11.5   $ 21.1

  Notes and accounts receivable Public ......................   129.2    113.0
  Unconsolidated affiliates..................................      .7      2.6
                                                              -------  -------
                                                                129.9    115.6

  Less allowance for doubtful receivables....................     1.5      3.6
                                                              -------  -------
                                                                128.4    112.0

  Inventories - net..........................................    93.0     84.3
  Finished products and work in process......................    40.6     29.0
                                                              -------  -------
  Raw materials and supplies.................................   133.6    113.3

  Deferred income taxes......................................    54.5     38.5

  Asbestos insurance recoveries receivable...................    42.6     25.4

  Prepaid expenses...........................................     4.9      8.5
                                                              -------  -------
  Total Current Assets.......................................   375.5    318.8
                                                              -------  -------
Investments in unconsolidated affiliates.....................    20.5     17.1

Noncurrent deferred income taxes.............................     5.1     16.7

Goodwill - net...............................................    82.2     22.3

Other assets.................................................    71.6     52.1

Property, plant and equipment - at cost

  Land, land improvements and mineral deposits...............    33.0     31.4

  Buildings..................................................    88.9     81.8

  Machinery and equipment....................................   354.6    313.7
                                                              -------  -------
                                                                476.5    426.9

  Less accumulated depreciation, depletion and amortization..   278.8    269.5

  Total Properties - net.....................................   197.7    157.4

TOTAL ASSETS                                                  $ 752.6  $ 584.4
                                                              =======  =======

          See Accompanying Notes to Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS

In Millions - As of October 31                                 1996      1995
-------------------------------------------------------------------------------
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable.............................................  $ 44.8    $ 41.7
  Notes payable and current portion of long-term debt..........    38.9      42.7
  Advances from customers on contracts.........................     3.3      16.7
  Accrued compensation and benefits............................    26.4      27.0
  Accrued taxes other than income taxes........................     3.7       5.3
  Insurance reserves...........................................    13.2      12.3
  Income taxes currently payable...............................    14.1      11.0
  Current deferred income taxes................................     7.6       7.2
  Asbestos related liabilities.................................    40.1      27.9
  Other accrued liabilities....................................    15.1      25.9
                                                                 ------    ------
  Total Current Liabilities....................................   207.2     217.7
                                                                 ------    ------

Long-term debt.................................................   136.5       2.3

Postretirement benefits........................................    49.2      58.6

Noncurrent deferred income taxes...............................     7.5       5.3

Other liabilities..............................................    52.3      38.9

Shareholders' Equity
  Preferred stock, 10,000,000 authorized
  Common stock, $.25 par value
     Authorized shares:  100,000,000
     Issued 27,363,697 shares at October 31, 1996 and 1995
     Outstanding 22,680,190 shares at October 31, 1996 and
     22,575,314 at October 31, 1995............................     6.8       6.8
  Capital in excess of par value...............................   382.8     383.2
  Retained earnings (accumulated deficit)......................    29.9     (15.5)
  Cumulative translation adjustment............................   (56.0)    (46.3)
  Treasury stock, at cost......................................   (60.8)    (61.2)
  Other........................................................    (2.8)     (5.4)
                                                                 ------    ------
  Total Shareholders' Equity...................................   299.9     261.6
                                                                 ------    ------
Commitments and Contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....................  $752.6    $584.4
                                                                 ======    ======

          See Accompanying Notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


In Millions - Years Ended October 31             1996       1995         1994
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net earnings.................................. $  45.4     $ 38.7    $ 24.6
 Adjustments to reconcile net earnings
   to net cash provided by
   operating activities:
   Depreciation, depletion and amortization....    18.7       16.1       9.3
   Earnings from partnership operations........    (2.3)      (2.7)     (2.4)
   Gain on sale of assets......................    (1.5)      (9.4)
   Deferred income tax provision...............     1.9        1.9        .4
 Change in assets and liabilities net
   of effects of acquisitions:
   Decrease (increase) in receivables..........   (11.8)     (15.9)       .5
   Increase in inventories.....................   (13.8)     (10.1)    (16.7)
   Increase (decrease) in accounts payable
    and accrued liabilities....................   (30.3)      19.3     (17.7)
   Increase (decrease) in advances from
    customers on contracts.....................   (13.5)       9.3       2.0
   Increase (decrease) in current income
    taxes payable..............................     3.9         .6       (.8)
   Other, net..................................    (5.4)     (11.8)     (4.5)
                                                -------     ------    ------
Net cash provided by (used in)
 operating activities..........................    (8.7)      36.0      (5.3)
                                                -------     ------    ------

Cash flows from investing activities:
   Business acquisitions, net of cash acquired.   (75.6)     (37.8)    (72.2)
   Proceeds from sale of assets................     2.3       24.8
   Liquidation of investment in
    unconsolidated subsidiary..................                5.6      41.0
   Capital expenditures........................   (53.7)     (34.8)    (13.0)
                                                -------     ------    ------
Net cash used in investing activities..........  (127.0)     (42.2)    (44.2)
                                                -------     ------    ------
Cash flows from financing activities:
   Proceeds from borrowings....................   135.0      103.1       6.8
   Reduction of debt...........................    (8.4)     (93.3)     (5.1)
   Options exercised under employee
    benefit plans..............................     2.8         .9        .8
   Purchase of common shares...................    (2.8)      (8.7)    (43.2)
                                                -------     ------    ------
Net cash provided by (used in)
 financing activities..........................   126.6        2.0     (40.7)
                                                -------     ------    ------

Effect of translation adjustments on
 cash..........................................     (.5)      (2.0)      1.3
                                                -------     ------    ------

Net decrease in cash and cash equivalents......    (9.6)      (6.2)    (88.9)

Cash and cash equivalents, beginning of year...    21.1       27.3     116.2
                                                -------     ------    ------

Cash and cash equivalents, end of year......... $  11.5     $ 21.1    $ 27.3
                                                =======     ======    ======

          See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                          Retained
                                             Capital      Earnings     Cumulative                           Total
                                    Common  in Excess   (Accumulated  Translation   Treasury            Shareholders'
In Millions                         Stock     of Par      Deficit)     Adjustment    Stock     Other       Equity
----------------------------------------------------------------------------------------------------------------------
Balance,
October 31, 1993                  $    6.8    $  383.3    $  (78.8)    $ (11.5)   $  (11.6)   $    (.4)   $  287.8

Net earnings..........                                        24.6                                            24.6

Shares purchased
 during the year......                                                               (43.2)                  (43.2)

Options exercised
 under employee
 benefit plans........                                                                 1.4                     1.4

Currency
 translation
 adjustments..........                                                     3.2                                 3.2

Other.................                                                                             (.2)        (.2)
                                  --------    --------    --------     -------    --------    --------    --------
Balance,
October 31, 1994......                 6.8       383.3       (54.2)       (8.3)      (53.4)        (.6)      273.6

Net earnings..........                                        38.7                                            38.7

Shares purchased
 during the year......                                                                (8.7)                   (8.7)

Options exercised
 under employee
 benefit plans........                             (.1)                                 .9                      .8

Currency
 translation
 adjustments..........                                                   (38.0)                              (38.0)

Other.................                                                                            (4.8)       (4.8)
                                  --------    --------    --------     -------    --------    --------    --------
Balance,
October 31, 1995......                 6.8       383.2       (15.5)      (46.3)      (61.2)       (5.4)      261.6

Net earnings..........                                        45.4                                            45.4

Shares purchased
 during the year......                                                                (2.8)                   (2.8)

Options exercised
 under employee
 benefit plans........                             (.4)                                3.2                     2.8

Currency
 translation
 adjustments..........                                                    (9.7)                               (9.7)

Other.................                                                                             2.6         2.6
                                  --------    --------    --------     -------    --------    --------    --------
Balance,
October 31, 1996......            $    6.8    $  382.8    $   29.9     $ (56.0)   $  (60.8)   $   (2.8)   $  299.9
                                  ========    ========    ========     =======    ========    ========    ========

          See Accompanying Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - GENERAL INFORMATION AND BASIS OF PRESENTATION

General Information

As a result of a reorganization into a holding company structure, on November 1, 1995, all issued shares of INDRESCO Inc. common stock were converted on a share-for-share basis into shares of common stock of Global Industrial Technologies, Inc. (Global or the Company).

The Company's businesses include the Harbison-Walker Refractories Company, Refractarios Mexicanos, S.A. de C.V. (Refmex) and Refractarios Chilenos S.A. (RECSA) refractory operations, Marion Power Shovel Company (Marion) draglines and electric power shovels, Ameri-Forge forged flanges, Corrosion Technologies, Inc. (CTI) copper refining cells, processing equipment operations, and INTOOL and The Rotor Tool Company (Rotor) industrial tool products. The Company also has a 50 percent interest in a construction equipment partnership, KOMDRESCO, in South Africa.

In fiscal 1996, the company purchased substantially all of the assets of CTI, an international group of companies which developed and patented advanced polymer concrete tankhouse cells used in the electrolytic refining of copper. In addition the Company acquired 100 percent of the outstanding stock of Rotor, a manufacturer of fixturized and specialty engineered electric and pneumatic tools used primarily in automotive assembly.

The Company expanded its refractory products operations in 1994 with the acquisitions of the Refmex and RECSA operations which are the largest producers of refractory products in Mexico and Chile, respectively. During fiscal 1995, the Company entered the forged flange manufacturing business with the acquisition of Ameri-Forge Corporation and disposed of its Jeffrey underground mining equipment operations in the U.S. and Australia. See Note C for further information.

Prior to September 30, 1993, the Company had a 50 percent interest in the Komatsu Dresser Company (KDC). On that date the Company modified its ownership interest from 50 percent to 19 percent with the execution of a liquidation agreement. In September 1994, in accordance with the liquidation agreement, KDC exercised its option to liquidate the Company's remaining 19 percent interest. See further discussion in Note D.

Basis of Presentation

Certain prior year amounts have been reclassified to conform to the current year presentation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

Consolidation

All majority-owned subsidiaries are consolidated and all material intercompany accounts and transactions are eliminated. Investments in 20 to 50 percent owned partnerships are accounted for on the equity method. Investments in other companies that are less than 20 percent owned are accounted for on the basis of the Company's cost.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values.

Cash Equivalents

Cash and cash equivalents include cash on hand and investments with a purchased original maturity of three months or less.

Long-Term Contracts

Revenues and earnings from long term dragline contracts are recognized on the percentage of completion method, measured generally on a cost incurred basis. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change is recognized in the period determined. Estimated losses are charged against earnings in the period such losses are estimatable. Amounts collected in excess of revenues recognized to date are included in current liabilities under advances from customers on contracts.

Inventories

Inventories are valued at the lower of cost or market. The cost of most U.S. inventories is determined using the last-in, first-out (LIFO) method and includes direct labor, direct material, manufacturing burden and, where applicable, charges for special engineering for long-term contracts. The valuation of inventories not on LIFO is determined using average cost.

Goodwill

The excess of cost over the fair value of net assets acquired in an acquisition (goodwill) is being amortized on a straight-line basis. The $60.8 million goodwill associated with the CTI and Rotor acquisitions is being amortized over 40 years. The remaining goodwill of $25.5 million is being amortized principally over 20 years. The recoverability of goodwill is assessed by the Company on an ongoing basis by comparing the undiscounted value of expected future operating cash flows in relation to its net capital investment in the underlying business.

Amortization expense was $2.6 million, $1.2 million and $.3 million for the years ended October 31, 1996, 1995 and 1994, respectively. Accumulated amortization at October 31, 1996 and 1995 was $4.1 million and $1.5 million, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment

Fixed assets are recorded at cost and are depreciated over their estimated service lives primarily on a straight-line basis. Accelerated depreciation methods are used for tax purposes whenever permitted. Due to the large number of asset classes, it is not practicable to state the rates used in computing the provisions for depreciation. Depletion of mineral properties is based upon estimates of economically recoverable tonnage. Maintenance and repairs are expensed as incurred; improvements are capitalized. Effective November 1, 1993, the Company revised the service lives of certain assets to better approximate their expected remaining useful lives, which increased net income by $2.9 million in 1994.

Postretirement Benefits

The Company has pension plans covering substantially all employees. These plans are funded sufficiently to at least meet minimum funding requirements under applicable law. The Company accrues the estimated costs of pension and retiree benefits other than pensions during the employees' active service period.

Environmental Liabilities

In fiscal 1995, the Company adopted Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," which requires gross reporting for environmental and other liabilities, and for related insurance receivables. Previously, liabilities related to the Company's asbestos related claims were presented net of estimated insurance receivables. The adoption of this pronouncement increased Asbestos insurance recoveries receivable, Other assets, Asbestos related liabilities, and Other liabilities in the accompanying consolidated balance sheet. There was no impact on earnings as a result of the adoption of this accounting pronouncement.

Income Taxes

The Company calculates deferred income taxes in accordance with Statement of Financial Accounting Standards No. 109 using an asset and liability approach. Valuation allowances against deferred tax assets are provided where appropriate.

Translation of Foreign Currencies

For subsidiaries in countries which do not have highly inflationary economies, asset and liability accounts are translated at rates in effect at the balance sheet date, and revenue and expense accounts are translated at the current rates on the dates of the transactions. Translation adjustments are shown as a separate component of shareholders' equity.

For subsidiaries in countries with highly inflationary economies, cost of sales, inventories, property, plant and equipment and related depreciation are translated at historical rates. Other asset and liability accounts are translated at rates in effect at the balance sheet date, and revenues and expenses excluding cost of sales and depreciation are translated at the current rates on the dates of the transactions. Translation adjustments are reflected in the statement of earnings. There were no subsidiaries operating in highly inflationary economies as of October 31, 1996.

The Company's export sales are normally denominated in U.S. dollars.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - ACQUISITIONS AND DIVESTITURES

Acquisitions

On January 12, 1996, the Company acquired substantially all of the assets of Corrosion Technologies, Inc. (CTI) for $36.3 million in cash and assumed liabilities of $11.6 million. CTI, an international group of companies, has developed and patented advanced polymer concrete tankhouse cells used in the electrolytic refining of copper. The acquisition has been accounted for as a purchase and includes $38.3 million of goodwill which will be amortized over a 40 year period. CTI results have been reported as part of the Mining and Specialty Equipment Division since the date of acquisition.

On December 21, 1995, the Company acquired 100 percent of the outstanding stock of The Rotor Tool Company (Rotor) for $34.5 million. Rotor is a manufacturer of fixturized and specialty engineered electric and pneumatic tools used primarily in automotive assembly operations. The acquisition was accounted for as a purchase and includes $22.5 million of goodwill which will be amortized over a 40 year period. Rotor's financial results since acquisition have been included as part of the Industrial Tool Division's 1996 earnings.

On February 23, 1995, the Company acquired the outstanding stock of Shred-Tech Capital Corp., a Canadian corporation (Shred-Tech), for $5.8 million in cash and a note payable of $.2 million. Shred-Tech is engaged in the business of manufacturing, leasing, selling, installing and servicing electric and hydraulic shredders and related products. The acquisition was accounted for as a purchase and the results of operations of Shred-Tech have been included as part of the Mining and Specialty Equipment Division from the date of acquisition. Goodwill of $5.1 million was recorded in connection with the acquisition.

On December 1, 1994, the Company purchased assets of Refractarios Chilenos S.A., and Construcciones Refractarias S.A., Chilean corporations (RECSA), for approximately $15.5 million in cash and $2.9 million of assumed liabilities. Both companies are Chilean manufacturers of a broad line of refractory products. The acquisitions were accounted for as purchases and the results of both have been reported as part of the Minerals and Refractory Products Division from the date of acquisition.

On November 1, 1994, the Company acquired over 99 percent of the outstanding stock of Ameri-Forge Corporation (Ameri-Forge) from Societe General de Forge, S.A., a Luxembourg corporation, for $16.5 million in cash. The remaining outstanding stock was acquired in 1995. Under the terms of the purchase agreement, additional consideration is payable on December 31, 1995, 1996, and 1997 if certain levels of earnings before interest and taxes are attained for these three years. In accordance with the terms of the agreement, $.5 million of additional consideration was paid both in December 1995 and 1996, increasing the goodwill originally recorded. Ameri-Forge is a Houston, Texas based manufacturer of forged flanges used to connect components of closed systems for processing and transporting liquids and gases in industries such as oil and gas, petrochemical, chemical, construction, food and water treatment. The acquisition was accounted for as a purchase and originally included approximately $9.5 million of goodwill. The results of operations of Ameri-Forge have been reported as part of the Mining and Specialty Equipment Division from the date of acquisition.

On September 30, 1994, the Company purchased substantially all of the assets of Refmex and Refgreen (Refmex) from Industrias Penoles for $73.2 million in cash. Refmex is the largest Mexican producer of refractory products. The acquisition was accounted for as a purchase and the results of Refmex have been reported as part of the Minerals and Refractory Products Division from the effective date of acquisition.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 31, 1994, the Company purchased substantially all of the assets of Shred Pax Corporation, for $3 million in cash and a $3 million note payable to the former owner. The Company also assumed approximately $3 million in liabilities. Shred Pax Systems, Inc. (Shred Pax) is a manufacturer of low-speed, high-torque shredder and compactor systems used for recycling solid wastes such as tires, glass and plastics. The acquisition was accounted for as a purchase and the results of operations of Shred Pax have been reported as part of the Mining and Specialty Products Division since the date of acquisition. Goodwill of $6.0 million was recorded in connection with this acquisition.

The following summary presents the consolidated results of operations for the years ended October 31, 1996 and 1995 on an unaudited pro forma basis, as if the CTI and Rotor acquisitions had occurred as of November 1, 1994 (with appropriate adjustments for amortization of intangible assets and related income tax effects). The pro forma operating results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transactions been consummated as of those earlier dates, nor are they indicative of results of operations which may occur in the future.


In Millions Except Per Share Data                        Years ended October 31,
---------------------------------                        -----------------------

                                                            1996         1995
                                                            ----         ----
Revenues..............................................    $  656.8     $  646.2
Net income............................................        46.3         40.5
Earnings per share....................................         2.05         1.78


Divestitures

In October 1995, the Company sold certain of the assets of its Jeffrey underground mining equipment operations in the U.S. and Australia. The Company recognized a gain on this transaction of $2.6 million, which is included in Other, net in the consolidated statements of earnings.

In July 1995, the Company recognized a gain on the sale of certain mineral rights of $4.9 million. In addition, the Company recorded non-recurring charges of $2.0 million to write off-certain assets and $2.3 million to write down the value of a graphite production facility. These amounts have been included in Other, net in the consolidated statements of earnings.

In July 1995, the Company sold certain excess land adjacent to its operating facility in the United Kingdom for net proceeds of approximately $2.0 million. The Company recognized a gain on this transaction of $1.9 million, which is included in Other, net in the consolidated statement of earnings.

In September 1994, KDC exercised its option to liquidate the Company's remaining 19 percent interest as part of a liquidation agreement originally executed on September 30, 1993. With the liquidation of the remaining 19 percent interest, the Company received the book value of the investment, or $38 million, with $32 million in cash at closing, another $1 million in October 1994, and the remaining $5 million in fiscal 1995.

In August 1994, the Company developed a plan for the disposition of its operations in Brazil. In connection with this decision, a loss on disposal of $3.8 million was included in Other, net in the consolidated statements of earnings.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - UNCONSOLIDATED AFFILIATES

The Company, through a subsidiary, has a 50 percent ownership interest in KOMDRESCO, a general partnership which manufactures and distributes certain construction and mining equipment in South Africa and neighboring countries. KOMDRESCO's revenues for the years ended October 31, 1996, 1995 and 1994 were $107.0 million, $75.7 million, and $65.4 million, respectively. The Company's investment in KOMDRESCO at October 31, 1996 and 1995 was $14.6 million and $15.6 million, respectively. The Company's share of partnership earnings for KOMDRESCO was $2.1 million, $2.2 million and $2.2 million for the years ended October 31, 1996, 1995 and 1994, respectively, and is included in Other, net in the accompanying consolidated statements of earnings.

As stated in Note L, the Company has announced its intention to sell its interest in KOMDRESCO.

NOTE E - INVENTORIES

Inventories on the LIFO method were $57.8 million and $49.2 million at October 31, 1996 and 1995, respectively. The excess of average cost, which approximates replacement or current costs, over the LIFO values would have been $41.6 million and $37.7 million at October 31, 1996 and 1995, respectively. Inventoried costs relating to long-term contracts as of October 31, 1996 and 1995 were not significant.

NOTE F - INCOME TAXES

The components of earnings before income taxes for the years ended October 31, 1996, 1995 and 1994 included the following:

In Millions                                1996           1995          1994
                                         ------------------------------------
   Domestic............................  $   25.1          13.6          16.2
   Foreign.............................      30.3          28.9           8.4
                                         --------      --------      --------
                                         $   55.4          42.5          24.6
                                         ========      ========      ========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes for the years ended October 31, 1996, 1995 and 1994 consisted of the following:

In millions                                         1996      1995      1994
                                                  ----------------------------
Current tax provision (benefit)
   U.S. Federal................................   $    .7               (3.6)
   State.......................................        .1       .1
   Foreign.....................................       7.3      1.8       3.2
                                                  -------   ------    ------
                                                      8.1      1.9       (.4)
                                                  -------   ------    ------

Deferred tax provision
   U.S. Federal................................        .7       .8      (2.6)
   Foreign.....................................       1.2      1.1       3.0
                                                  -------   ------    ------
                                                      1.9      1.9        .4
                                                  -------   ------    ------

      Income tax provision.....................   $  10.0      3.8        --
                                                  =======   ======    ======

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the consolidated statements of earnings:


In millions                                         1996      1995      1994
                                                  ----------------------------
Income tax expense at statutory rate...........     $19.4     14.9       8.6
Valuation allowances...........................      (9.1)    (9.0)     (9.1)
Outside partnership basis differences..........               (3.1)
Taxability of foreign subsidiary earnings......      (1.5)    (1.0)
Tax rate differentials - other jurisdictions...        .2       .9        .7
Deferred tax effect of statutory tax rate
 increases.....................................                          (.4)
Goodwill amortization..........................        .5       .4
Other..........................................        .5       .7        .2
                                                  -------   ------    ------
   Income tax provision........................   $  10.0      3.8        --
                                                  =======   ======    ======

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax assets as of October 31, 1996 and 1995 were as follows:

 In millions                                                 1996        1995
                                                          ----------------------
 Domestic deferred tax assets
 Inventory reserves.....................................   $    3.8         3.0
 Capital loss carryforwards.............................        5.9         7.8
 Self insurance reserves................................        5.2         4.8
 Other operating reserves...............................        5.2         4.8
 Retiree medical reserves...............................       15.8        20.5
 Net operating loss carryforwards.......................        8.3         7.1
 Basis differences in land and equipment................       12.2        12.9
 Credit carryforwards...................................        1.7          .8
                                                           --------    --------
    Gross domestic deferred tax assets..................       58.1        61.7
 Valuation allowances...................................       (6.6)      (14.8)
                                                           --------    --------
    Net domestic deferred tax asset.....................       51.5        46.9
                                                           --------    --------

 Foreign deferred tax assets
 Other operating reserves...............................        2.4         4.2
 Basis differences in land..............................        2.3         2.3
 Tax deductible goodwill................................        1.3         1.5
 Net operating loss carryforwards.......................        4.9         3.8
                                                           --------    --------
    Gross foreign deferred tax assets...................       10.9        11.8
 Valuation allowances...................................       (2.8)       (3.5)
                                                           --------    --------
     Net foreign deferred tax assets....................        8.1         8.3
                                                           --------    --------
 Deferred tax liabilities
 Other operating reserves...............................        5.1         2.9
 Tax deductible inventory purchases.....................        5.1         4.3
 Basis differences in land and equipment................        4.9         5.3
                                                           --------    --------
    Deferred tax liability..............................       15.1        12.5
                                                           --------    --------

 Net deferred tax asset.................................       44.5        42.7
                                                           ========    ========

 Current deferred tax assets
 Noncurrent deferred tax assets.........................       54.5        38.5
 Current deferred tax liability.........................        5.1        16.7
 Noncurrent deferred tax liability......................       (7.6)       (7.2)
                                                               (7.5)       (5.3)
                                                           --------    --------

 Net deferred tax assets................................   $   44.5        42.7
                                                           ========    ========

The effect of the valuation allowance on the income tax provision is a benefit of $9.1 million, $9.0 million and $9.1 million for 1996, 1995 and 1994, respectively. The 1996 and 1995 benefits relate primarily to reassessments of the Company's ability to realize the related deferred tax assets based upon continued worldwide profitability of the Company. For 1994, the benefit relates primarily to a reassessment of the Company's ability to realize the related deferred tax assets based upon the liquidation of the Company's remaining interest in KDC, as discussed in Note C.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since the Company plans to continue to finance foreign operations and expansion through reinvestment of undistributed earnings of its foreign subsidiaries (approximately $67.8 million at October 31, 1996), no provisions are made for U.S. or additional foreign taxes on such earnings. When the Company identifies exceptions to this general investment policy, additional taxes are provided. Unrecognized deferred taxes on remittance of these funds is not expected to be material.

At October 31, 1996, the Company had U.S. operating losses of $21.9 million and foreign operating losses of $12.8 million which may be carried forward for tax purposes. The U.S. operating loss expires in 2009 and 2010. In 2004, $7.5 million of the foreign operating losses expire, whereas $5.3 million may be carried forward indefinitely.

Income taxes paid for the years ended October 31, 1996, 1995 and 1994, amounted to $5.0 million, $2.5 million, and $1.8 million, respectively.


NOTE G - NOTES PAYABLE AND LONG-TERM DEBT

The Company's short-term and long-term debt is summarized below as of the dates shown (in millions).


                                                        Years ended October 31,
                                                        -----------------------

                                                             1996          1995
                                                             ----          ----

Private Placement.......................................  $    75.0          --
Committed Credit Facilities.............................       60.0        39.5
Lines of Credit.........................................       36.4          --
Other...................................................        4.0         5.5
                                                          ---------   ---------
                                                              175.4        45.0

Less Current Maturities.................................      (38.9)      (42.7)
                                                          ---------   ---------
                                                          $   136.5         2.3
                                                          =========   =========




Private Placement

Unsecured, medium-term senior notes in the principal amount of $75 million were issued in January 1996 to institutional lenders to provide financing for acquisitions, primarily for CTI and Rotor. The principle payments required in future years are zero in 1997, 1998 and 1999; $7 million in 2000 and 2001; $32 million due 2002; and $29 million due thereafter. The blended interest rate for the two series of notes is approximately 6.6 percent per annum.

Committed Credit Facility

At October 31, 1996 and 1995, the Company had borrowed $60 million and $39.5 million, respectively under a committed credit facility at an average interest rate of 5.655 percent and 6.42 percent, respectively. In September 1996, this credit facility was changed from a short-term to a long-term facility due in September 1999. The facility provides that it may be increased to $150 million through syndication.

Long-Term Debt Covenants

The Company's long-term debt contains certain affirmative and negative covenants, which require compliance with ratios and percentages including minimum consolidated tangible net worth; as well as maximum debt to capitalization, debt to consolidated tangible net worth, and debt to net cash flow. In addition, the covenants have limitations on liens (other than in the ordinary course of business) and on asset dispositions, as well as requirements of minimum earnings coverage of interest expense.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lines of Credit

Five discretionary bank lines of credit aggregating $95 million were available to the Company for short-term borrowing at October 31, 1996. These lines provided for borrowing at market interest rates. At October 31, 1996 the Company had outstanding $36.4 million under these lines of credit. These lines of credit have maturity dates ranging from 30 to 90 days and are renewed as needed.

Interest paid during the years ended October 31, 1996, 1995 and 1994 was $6.3
million, $4.6 million and $.8 million, respectively.   In 1996, the Company
capitalized $2.0 million of interest relating to capital projects in progress. No material amount of interest was capitalized in 1995 or 1994.


NOTE H - COMMITMENTS AND CONTINGENCIES

Products Liability Litigation

The Company is one of several defendants in lawsuits pending in state courts in Pascagoula, Mississippi, Galveston, Texas and New London, Connecticut in which the plaintiffs allege that they incurred hearing losses and other injuries due to their operation of pneumatic and electrical hand tools manufactured by the defendants and used at job sites controlled by customers of the defendants (Tool Claims). Approximately 3,500 of these plaintiffs allege that they incurred hearing losses and 1,700 allege carpal tunnel syndrome and vibration injury. A jury verdict in the aggregate amount of $231,000 was entered in 1994 on the vibration injury claims of five plaintiffs in the Connecticut lawsuit. The defendants, including the Company, believe that certain instructions given to the jury by the court were improper and have appealed the verdict. Oral argument upon the appeal was heard by the Supreme Court of Connecticut on January 14, 1997.

Harbison-Walker Refractories Company, a wholly-owned subsidiary of the Company (H-W), once manufactured refractory products which contained small quantities of asbestos fiber. It is one of numerous companies named as defendants in lawsuits in which the plaintiffs, most of whom worked for the defendants' customers, allege injuries due to exposure to asbestos-containing products (Asbestos Claims). Between August 1, 1992, the date of the spin-off of H-W (Spin-Off Date) by Dresser Industries, Inc. (Dresser), and October 31, 1996, approximately 111,510 Asbestos Claims had been made against H-W. During the same period, net of insurance proceeds, H-W incurred expenses of approximately $6.2 million to defend Asbestos Claims and paid approximately $5.7 million to settle Asbestos Claims. At October 31, 1996, there were approximately 66,390 unresolved Asbestos Claims and approximately 16,640 pending Asbestos Claims that were subject to settlement agreements. All other Asbestos Claims have been settled, dismissed or otherwise disposed of.

Certain insurance policies issued to Dresser prior to the Spin-Off Date provide coverage to H-W for a portion of amounts paid by H-W to defend and settle Asbestos Claims and Tool Claims and of judgments against H-W in respect of Asbestos Claims and Tool Claims. Moreover, Dresser is obligated to indemnify H-W for such claims to the extent of the proceeds of such insurance under the terms of the Distribution Agreement, dated as of July 17, 1992 (Distribution Agreement), entered into between Dresser and H-W in connection with the spin-off of H-W. The extent and timing of reimbursement under Dresser's insurance policies are and will be dependent upon such factors as: the existence and terms of agreements regarding apportionment among the insurers of payments in respect of Asbestos Claims and Tool Claims; solvency of the insurers; policy limits for individual years of coverage and exhaustion thereof by Dresser and H-W claims, including Asbestos Claims and Tool Claims; and whether policies obligate insurers to reimburse defense and related expenses and, if so, the extent to which such payments reduce remaining policy limits. Approximately 70 percent of the fees, expenses and indemnity payments incurred by H-W for Asbestos Claims since the Spin-Off Date had been paid by the issuers of these policies. The Company also intends to seek reimbursement for costs incurred for Tool Claims, which aggregated $1.7 million at October 31, 1996, and believes that a significant amount of insurance coverage therefor exists and is available pursuant to the terms of the Distribution Agreement.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has recorded an accrual of approximately $83.9 million for Asbestos Claims pending as of October 31, 1996, and separately recorded an asset of $71.6 million which is the portion of such accrual that is expected to be recovered over time from insurance. The accrued liability represents an estimate of the probable fees, expenses and liability of H-W for all pending Asbestos Claims, both resolved and unresolved. Estimated fees, expenses and liability are based upon: the number of pending Asbestos Claims; the historical percentage of H-W Asbestos Claims dismissed; H-W's historical average settlement payment per undismissed claim; the projected aging of H-W Asbestos Claims; and the average monthly defense cost per unresolved claim. The partially offsetting asset reflects management's belief, based on H-W's rights under the Distribution Agreement, review of applicable insurance policies issued to Dresser, the solvency of issuers of such policies, and the terms of a 1988 agreement between Dresser, its primary insurers and certain of its excess insurers regarding apportionment among them of payments in respect of Asbestos Claims, that such amount is recoverable under such policies in respect of the accrued liability. H-W and Dresser are in advanced discussions with insurers that issued approximately 62 percent of the excess coverage for H-W Asbestos Claims regarding, among other matters, events which trigger such coverage, allocation of payments for indemnity and defense among the parties, and retroactivity of such understandings to past payments by H-W. H-W intends to attempt to negotiate arrangements similiar to those being discussed with all issuers of applicable excess coverage. Assuming the pending discussions are satisfactorily concluded, and in view of the generally favorable case law, management believes that H-W will be reimbursed in the future for a significantly greater percentage of the indemnity payments and defense costs for such claims than it currently receives.

Although there can be no certainty that the recorded insurance asset will be fully recovered or that H-W may not ultimately incur a loss as a result of pending Asbestos Claims in excess of such accrual, management believes that additional expenses, if any, would not have a material effect upon the consolidated financial position or liquidity of the Company. Management periodically reviews its estimate of pending Asbestos Claims liability as well as its evaluation of available insurance and makes such adjustments in the accruals as may be appropriate. Such adjustments could affect earnings in a future period.

The Company cannot reasonably estimate the legal liability of H-W for unasserted Asbestos Claims, the cost to defend such claims, or the amounts H-W may pay to settle future Asbestos Claims or as a result of adverse judgements. Primarily, this is because the potential number of unasserted Asbestos Claims and when they might be asserted cannot reasonably be predicted. Over time, however, the number is expected to be substantial. The uncertainties which impair management's ability to estimate the expense of future Asbestos Claims include: the types and severity of asbestos-related illnesses experienced by future claimants; evidence of their exposure to specific products made by H-W; evidence of their exposure to asbestos-containing products made or sold by third parties; evidence of other possible causes, or contributing causes, of the claimants' illnesses; their earnings; jurisdiction of suit; enactment of tort reform legislation and its application to such claims; and whether suits are handled by the courts individually or on a consolidated basis.

In view of the number of Asbestos Claims and Tool Claims, management recognizes the possibility that multiple adverse judgements, particularly if they involve awards of punitive damages, could have a material effect upon the Company's earnings. However, based upon its review of pending Asbestos Claims and Tool Claims, the current reserves therefor, an evaluation of its rights under the Distribution Agreement with respect to Dresser's insurance, its understanding of the terms and conditions of such insurance and discussions with insurers and their representatives, its experience to date with such litigation, and consultation with counsel, the Company believes that pending Asbestos Claims and Tool Claims will not be material either to the financial condition of the Company or to its liquidity.

Other Litigation

Actions and claims against certain subsidiaries of the Company under common law and state and federal statutes for personal injury, property damage and breach of contract arise in the ordinary course of their businesses. The remedies sought in such actions include compensatory, punitive and exemplary damages as well as equitable relief. Reserves for such lawsuits and claims are recorded to the extent that losses are deemed probable and are estimable. In the opinion of management, the resolution of such pending lawsuits and claims will not have a material effect on the earnings or consolidated financial position of the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Environmental Claims

Certain subsidiaries of the Company have been named potentially responsible parties with respect to several Environmental Protection Agency-designated superfund sites. Their potential liability with respect to such sites is not expected to be material and appropriate reserves have been established for potential participation in site clean-up and related costs. Reserves have also been established for costs which may be incurred in connection with environmental clean-up and remediation of Company facilities. In the opinion of management, such reserves are adequate and expenses related to such matters will not have a material effect upon the earnings or consolidated financial position of the Company.

Other

Total rental expense charged to earnings was $6.2 million in 1996, $5.6 million in 1995 and $5.4 million in 1994. At October 31, 1996, the aggregate minimum annual obligations under noncancellable operating leases were $3.2 million for 1997; $2.8 million for 1998; $2.4 million for 1999; $2.0 million for 2000; $1.9 million for 2001 and $7.5 million in subsequent years. The lease obligations relate primarily to general office space, sales office space and warehouses.


NOTE I - POSTRETIREMENT BENEFITS

Defined Benefit Pension Plans

Numerous defined benefit pension plans cover substantially all Company employees in the United States. Plans covering salaried employees are based primarily on years of service and employees' qualifying compensation during the final years of employment. Plans covering hourly employees are based primarily on years of service. The plans are funded in accordance with applicable laws and regulations. About 96 percent of plan assets are invested in cash, short-term investments, equity, securities and fixed-income instruments. The remaining plan assets are primarily invested in real estate.

Additional defined benefit pension plans cover employees outside the United States. The benefits under these plans are based primarily on years of service and compensation levels. The Company funds these plans in amounts at least sufficient to meet the minimum funding requirements under applicable laws and governmental regulations.

A liability has been recognized for all underfunded plans. The minimum liability which must be recorded is equal to the excess of the accumulated benefit obligation over plan assets. For some plans, this results in an additional liability being recorded. In connection with the recording of additional liabilities, corresponding amounts are recorded as an intangible asset or a reduction of equity. At October 31, 1996, the Company recorded $16.4 million of additional liabilities, $9.9 million of intangible assets and $2.8 million as a reduction in equity, net of income taxes, for such under funded plans. The Company had recorded additional liabilities of $16.4 million, intangible assets of $7.9 million and $5.4 million as a reduction in equity, net of income taxes at October 31, 1995.

In August 1995, the Company completed the wind up of one of its pension plans in Canada for which there were no remaining plan participants. In connection with the final settlement, the Company reverted approximately $.8 million of surplus plan assets and recognized a loss on settlement of approximately $.5 million which is included in Other, net in the consolidated statements of earnings.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension expense includes the following components (in millions):

                                                                                 1996          1995           1994
                                                                           ---------------------------------------
Service cost for benefits earned during the year .....................     $      4.4           3.8            3.6
Interest cost on projected benefit obligation ........................           10.9           9.4            8.5
Actual return on plan assets .........................................          (13.2)         (3.9)          (4.2)
Net amortization and deferral ........................................            2.2          (6.6)          (5.4)
                                                                           ----------     ---------      ---------
Net pension costs ....................................................     $      4.3           2.7            2.5
                                                                           ==========     =========      =========

The actuarial assumptions used  were as follows:
                                                                                1996            1995           1994
                                                                           ----------------------------------------------
Discount rate ........................................................     8.0% to 14.0%   5.00% to 14%    8.25% to 9.0%
Expected long-term rate of return on assets ..........................     8.5% to 16.0%    8.5% to 16%     8.5% to 10.0%
Rate of increase in compensation levels ..............................     4.5% to 10.0%   4.75% to 10%    4.75% to 6.5%
                                                                           ----------------------------------------------

The funded status of the plans on the August 1 measurement dates was as follows (in millions):

 Plans with Assets Exceeding Accumulated Benefits, in    1996    1995   1994
 Millions
                                                       ---------------------
Actuarial present value of benefit obligations:

Vested benefit obligation ..........................   $  22.3   21.8   25.5
                                                       ======= ====== ======

Accumulated benefit obligation .....................      25.3   22.3   26.3
                                                       ======= ====== ======

Projected benefit obligation .......................      30.0   24.3   27.9
Plan assets at fair value ..........................      44.8   37.1   42.4
                                                       ------- ------ ------
Projected benefit obligation under plan assets .....      14.8   12.8   14.5
Unrecognized net (gain) loss .......................      (1.6)  (1.0)   1.4
Unrecognized prior service cost ....................       1.2    1.2    2.2
Unrecognized net transition asset ..................      (1.8)  (2.2)  (3.8)
                                                       ------- ------ ------
Prepaid pension costs recognized as of August 1 ....   $  12.6   10.8   14.3
                                                       ======= ====== ======

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 Plans with Accumulated Benefits Exceeding Assets, (in            1996     1995    1994
 millions)
                                                                ------------------------
 Actuarial present value of benefit obligations:

 Vested benefit obligation ................................     $   90.9    80.1    57.8
                                                                ======== ======= =======

 Accumulated benefit obligation ...........................         96.9    85.9    62.6
                                                                ======== ======= =======

 Projected benefit obligation .............................        114.6   103.9    79.4
 Plan assets at fair value ................................         84.2    71.3    61.0
                                                                -------- ------- -------
 Projected benefit obligation over plan assets ............        (30.4)  (32.6)  (18.4)
 Unrecognized net loss ....................................         24.7    27.9    12.9
 Unrecognized prior service cost ..........................         11.7     9.6     6.4
 Unrecognized net transition asset ........................         (1.6)   (2.2)   (2.6)
 Adjustment required to recognize minimum liability .......        (16.4)  (16.4)   (5.7)
                                                                -------- ------- -------
 Pension liability recognized as of August 1 ..............     $  (12.0)  (13.7)   (7.4)
                                                                ======== ======= =======

Contributions of $1.5 million, $1.6 million and $1.2 million made by the Company to the trust subsequent to the August 1 measurement date decreased the liability for plans with accumulated benefits exceeding assets as of October 31, 1996, 1995 and 1994, respectively.

On the consolidated balance sheet, Other assets includes prepaid pension costs and Accrued compensation and benefits includes current pension liabilities.

Other Postretirement Benefits

In addition to providing pension benefits, the Company and its subsidiaries currently provide certain health care and life insurance benefits for substantially all retired U.S. bargaining and nonbargaining unit employees meeting eligibility requirements. The Company's policy is to fund these benefits as claims and premiums are paid.

As a result of the sale of the Jeffrey underground mining equipment operations in the U.S., a curtailment gain of $1.1 million for post-retirement health care benefits was recognized in 1995 and included in the gain on sale. See Note C for further information.

The effects of postretirement health care and life insurance benefits for non-U.S. employees, which supplement foreign government plans, are not significant under SFAS 106. The components of net periodic postretirement benefit cost were as follows (in millions):

                                                          1996   1995   1994
                                                       -----------------------
 Service cost ......................................   $    .5     .5     .7
 Interest cost .....................................       3.3    3.6    3.6
 Amortization of prior service cost ................       (.1)   (.1)   (.1)
                                                       ------- ------ ------
 Net periodic postretirement benefit cost...........     $ 3.7    4.0    4.2
                                                       ======= ====== ======

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's U.S. postretirement health care and life insurance plans currently are not funded. The amounts recognized on the Company's balance sheet at October 31, 1996, 1995, and 1994, for the obligations relating to such plans were as follows (in millions):

                                                           1996     1995    1994
Accumulated postretirement benefit obligation:
                                                       -------------------------
Retirees..............................................  $  38.6     37.6    37.2
Fully eligible plan participants......................      4.6      5.8     5.6
Other active plan participants........................      3.9      4.0     5.6
                                                        -------   ------  ------
       Sub-total......................................     47.1     47.4    48.4
Unrecognized gains....................................       .4       .1      .8
Unrecognized prior service cost.......................      1.0      1.0     1.2
                                                        -------   ------  ------
Accrued postretirement benefit cost
recognized in the balance sheet.......................  $  48.5     48.5    50.4
                                                        =======   ======  ======


The weighted average discount rate used in determining the accumulated benefit obligation was 7.5 percent at October 31, 1996, 7.5 percent at October 31, 1995 and 8.0 percent at October 31, 1994. The weighted average rate of annual wage increase used to measure the accumulated postretirement benefit obligation was
4.5 percent at October 31, 1996, 1995 and 1994. The cost of covered health care benefits is assumed to have increased by 11 percent in 1996 and to increase at a decreasing rate to an annual and continuing increase of 5 percent after 13 years. Based on these assumptions, a one percentage point increase in the assumed health care cost trend rate would increase the annual net periodic postretirement benefit cost and the accumulated benefit obligation by approximately $.1 million and $1.8 million, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - EMPLOYEE AND DIRECTOR INCENTIVE PLANS

Stock Option Program

Under the 1992 Company's Stock Compensation Plan, stock options, stock appreciation rights and restricted stock may be granted to officers and key employees. Up to 2,700,000 shares of common stock are subject to the Plan, of which no more than 750,000 shares may be awarded as restricted stock. No grant may be made for less than 100 percent of the fair market value of the common stock on the date of grant. All options generally expire ten years after the date of grant. All officers and certain key employees have been assigned stock ownership levels and they are required to retain 25 percent of any option shares exercised if they have not yet achieved their ownership requirement. Changes in outstanding options during the three years ended October 31, 1996, are as follows:

                                                         No. of
                                                         shares     Option Price
                                                        ---------   ------------
Outstanding as of October 31, 1993                        653,797

Options granted                                           396,800   $11.81-13.37
Options exercised, expired or canceled                   (147,923)    8.50-11.00
                                                        ---------

Outstanding as of October 31, 1994                        902,674

Options granted                                           451,600    14.69-16.94
Options exercised, expired or canceled                   ( 63,250)    8.25-13.38
                                                        ---------

Outstanding as of October 31, 1995                      1,291,024

Options granted                                           371,600    17.19-19.25
Options exercised, expired or canceled                   (220,898)    5.58-15.81
                                                        ---------

Outstanding as of October 31, 1996                      1,441,726
                                                        =========

Exercisable as of October 31, 1996                      1,037,570     6.80-19.25
                                                        =========

As of October 31, 1996 there were a total of 899,893 shares reserved for future options and other grants under the Plan.

Deferred Compensation Plan

Participants in management incentive plans may elect to be paid on a current or deferred basis. Amounts deferred are deemed invested in either stock, at a 25% discount to the then market price, or cash units and become payable following termination. Stock units may be paid in either common stock or cash at the equivalent market value of the common stock. Officers must invest a minimum of 50 percent of any management incentive in company stock or stock units if they have not achieved their stock ownership requirement. Nonofficer key employees subject to the stock ownership policy must invest at least 30 percent of any incentive until their requirements are met.

Outside Directors Stock Incentive Plan

On December 15, 1993, the Board of Directors approved the 1993 Directors Stock Incentive/Retirement Plan. The aggregate number of shares available for this plan is 120,000. Each nonemployee director was granted an initial stock option for 8,000 shares and additional options for 4,000 shares both in April 1994 and April 1996. The plan provides for an additional option grant of 4,000 shares per director in 1998. The options are granted at a price equal to 100 percent of the fair

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS market value at the time of grant. The options vest in six months and expire at the end of a ten year period or at the end of one year following death, disability or retirement. A nonemployee director is generally required to retain at least 50 percent of any shares exercised until six months after retirement from the Board.


401(k) Savings Plans

Prior to June 1, 1995, the Company sponsored three savings plans: two union plans and one non-union plan. On that date, they were merged into one plan covering all U.S. employees with one year of service. The Company subsequently named the Vanguard Group as trustee and record keeper and changed from a monthly to a daily valuation. Three additional funds, which included a Company stock fund, were added. A Company contribution was implemented, with a match of 50 percent for employee contributions to the Company stock fund, and a 25 percent match for contributions directed into other investment options, to a maximum of 6 percent of eligible pay. The entire match is made in Company common stock.


NOTE K - CAPITAL STOCK

Repurchase of Common Stock

In August 1993, the Board of Directors approved a plan to repurchase up to 4.1 million shares of the Company's common stock. In August 1994, the Board increased this by 2 million shares. The Company repurchased shares of common stock in the open market as shown in the table below. During the years ended October 31, 1996, 1995, and 1994, 255,176, 54,473, and 100,605 shares of treasury stock were issued, respectively. No treasury shares were issued in connection with such exercises in 1993.


            Year Ended             Shares Purchased      Average Price
            ----------             ----------------      -------------
            October 31, 1996            150,300             $17.08
            October 31, 1995            643,061              13.52
            October 31, 1994          3,375,100              12.80
            October 31, 1993            925,300              12.48
                                      ---------
              Total                   5,093,761
                                      =========

Preferred Stock Purchase Rights

On July 28, 1992, the Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right (Right) for each outstanding share of the Company's common stock to shareholders of record on August 7, 1992. The Rights will expire ten years after issuance.

The Rights will generally not be exercisable until after 10 days (or such later time as the Board of Directors may determine) from the earlier of a public announcement that a person or group has, without Board approval, acquired beneficial ownership of 15 percent or more of the Company's common stock or the commencement of, or public announcement of an intent to commence, a tender or exchange offer which, if successful, would result in the offeror acquiring 30 percent or more of the Company's common stock. Once exercisable, each Right would entitle its holder to purchase 1/100 of a share of the Company's Series A Junior Preferred Stock at an exercise price of $45 subject to adjustment in certain circumstances.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If the Company is acquired in a merger or other business combination not previously approved by the Company's Continuing Directors, each Right then exercisable would entitle its holder to purchase at the exercise price that number of shares of the surviving company's common stock which has a market value equal to twice the Right's exercise price. In addition, if any person or group (with certain exceptions) were to acquire beneficial ownership of 15 percent or more of the Company's common stock (unless pursuant to a transaction approved by the Company's Continuing Directors), each New Right would entitle all rightholders, other than the 15 percent stockholder or group, to purchase the number of Series A Junior Preferred Stock having a market value equal to twice the Right's exercise price.

The Rights may be redeemed by the Company for $.01 per New Right until the tenth day after a person or group has obtained beneficial ownership of 15 percent or more of the Company's common stock (or such later date as the Continuing Directors may determine).

The Rights are not considered to be common stock equivalents because there is no indication that any event will occur which would cause them to be exercisable. Their issuance therefore has no effect on earnings per share.


NOTE L - EVENTS SUBSEQUENT TO THE BALANCE SHEET DATE

On January 23, 1997, the Company announced its decision to divest the Marion business, its British Jeffrey Diamond mining equipment business in the United Kingdom and its joint venture interest in KOMDRESCO. It is the Company's intention to dispose of all of these operations within six months. In connection with the formal plans to divest, the Company will recognize a $20.5 million pre-tax charge to earnings during the first quarter of its 1997 fiscal year. It is the Company's intention to apply the proceeds from these divestitures to fund further growth by investing in existing businesses, making acquisitions with high growth potential, repurchasing shares or reducing debt. In 1996, the operations to be divested contributed $116.3 million to revenues and $5.2 million to earnings before taxes.


NOTE M - SUPPLEMENTARY INCOME STATEMENT INFORMATION

Depreciation, depletion and amortization of property, plant and equipment charged to earnings amounted to $16.1 million in 1996, $14.9 million in 1995, $9.0 million in 1994. See Note B for further information.

Research and development expenses were $4.9 million in 1996, $3.3 million in 1995, $3.5 million in 1994.


NOTE N - INFORMATION BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

Total sales include sales to unaffiliated customers and intergeographic area sales. The intergeographic area sales are accounted for at approximate arm's length market prices. No single customer accounted for 10 percent or more of total sales.

Operating profit consists of total revenue less total operating expenses. General corporate expenses, interest expense, income taxes and other non-segment items have been excluded in determining operating profit. Identifiable assets are those assets that are identified with particular segments or geographic areas. Corporate assets are principally cash and cash equivalents, miscellaneous receivables and deferred income tax benefits. The Company's industry segments are outlined below.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Minerals and Refractory Products Division

This segment consists of the Harbison-Walker Refractories Company operation, which is a leading supplier of refractory products and an overseas licensor of technology; Refmex, the largest Mexican producer of refractory products for steel and cement producers; and RECSA, the largest Chilean producer of refractory products. See Note C for further information. Refractories, which are made principally from magnesite, graphite, chromite, bauxite, quartzite and fire clays, are used in virtually every industrial process requiring heating or containment of a solid, liquid or gas at a high temperature.

Mining and Specialty Equipment Division

The specialty equipment operations include Ameri-Forge, CTI, Shred Pax, Shred-Tech and the processing equipment operations of Jeffrey which were not sold. Ameri-Forge is the leading U.S. manufacturer of forged flanges used in industries such as oil and gas, petrochemical, chemical, construction, food and water treatment. The Shred Pax, Shred-Tech and Jeffrey processing equipment operations manufacture processing, shredding and recycling equipment used in a variety of industries and applications. See Note C for further information.

In January 1996, the Company acquired substantially all of the assets of CTI for $36.3 million in cash and assumed liabilities of $11.6 million. CTI has developed and patented advanced polymer concrete tankhouse cells used in the electrolytic refining of copper. CTI results are reported as part of the Mining and Specialty Equipment Division since the date of acquisition.

The mining equipment operations include the Marion and Jeffrey businesses, the Jeffrey operations in Brazil up to August 1, 1994, when the Company developed a formal plan to dispose of this business, the Company's 50 percent partnership interest in KOMDRESCO, and the 50 percent partnership interest in Komatsu Dresser Company prior to its disposition. The Jeffrey underground mining equipment operations in the U.S. and Australia were sold in October 1995. See Notes C and D for further information.

Marion is a leading producer of draglines, electric power shovels and related equipment used in surface mining and quarrying. KOMDRESCO acts as a distributor and licensed manufacturer of Dresser, Haulpak and Komatsu mining, construction and material handling products in South Africa and certain neighboring territories.

Industrial Tool Division

The Industrial Tool Division segment consists of the INTOOL operation which produces Cleco pneumatic tools for use primarily in the electronic, aircraft and automotive markets, and maintenance and fabrication tools supplied primarily to petroleum refineries, chemical plants, foundries, steel mills and general industry, and Quackenbush pneumatic and hydraulic precision equipment used in the aircraft and aerospace industries and in mobile machining applications. INTOOL also produces Airetool cleaners and expanders used by the manufacturers and users of heat exchangers and boilers of all types and Rotor, a manufacturer of fixturized and specialty engineered tools used primarily in automotive assembly operations which was acquired in 1996. See Note C to the consolidated
financial statements.   Rotors' operations since acquisition are included in the
Industrial Tool Division's financial results.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial information by Industry Segment and Geographic Area for the years ended October 31, 1996, 1995 and 1994 is as follows (in millions):

INDUSTRY SEGMENT                                                                 1996     1995    1994
                                                                              ------------------------
Sales and operating revenues
  Minerals and refractory products division................................   $  331.4   318.2   242.6
  Mining and specialty equipment division..................................      217.7   202.8   125.4
  Industrial tool division.................................................       97.2    73.3    69.1
                                                                              -------- ------- -------
    Total..................................................................   $  646.3   594.3   437.1
                                                                              ======== ======= =======

Operating profit and earnings before taxes
  Minerals and refractory products division................................  $   39.2    38.2    28.9
  Mining and specialty equipment division..................................      21.4    14.3      .2
  Industrial tool division.................................................      14.2     8.7     8.5
                                                                             -------- ------- -------
    Subtotal...............................................................      74.8    61.2    37.6
  Partnership operations...................................................       2.3     2.7     2.4
                                                                             -------- ------- -------
    Total operating profit.................................................      77.1    63.9    40.0
  General corporate expenses...............................................     (21.7)  (26.1)  (11.6)
  Other nonsegment expenses, net...........................................        --     4.7    (3.8)
                                                                             -------- ------- -------
    Earnings before taxes..................................................  $   55.4    42.5    24.6
                                                                             ======== ======= =======

Identifiable assets
  Minerals and refractory products division................................  $  258.1   245.0   239.3
  Mining and specialty equipment division..................................     241.0   161.3    99.8
  Industrial tool division.................................................      86.6    44.4    35.6
                                                                             -------- ------- -------
    Total identifiable assets..............................................     585.7   450.7   374.7
  Investments in affiliates................................................      20.5    17.1    14.7
  Corporate assets.........................................................     146.4   116.6    88.3
                                                                             -------- ------- -------
           Total assets....................................................  $  752.6   584.4   477.7
                                                                             ======== ======= =======

Capital expenditures
  Minerals and refractory products division................................  $   22.9    17.4     9.6
  Mining and specialty equipment division..................................      26.0    13.8     1.8
  Industrial tool division.................................................       3.8     3.4     1.4
  Other....................................................................       1.0      .2      .2
                                                                             -------- ------- -------
    Total capital expenditures.............................................  $   53.7    34.8    13.0
                                                                             ======== ======= =======

Depreciation, depletion and amortization
  Minerals and refractory products division................................  $    8.7     8.5     5.6
  Mining and specialty equipment division..................................       6.9     6.0     2.5
  Industrial tool division.................................................       2.8     1.3      .9
  Other....................................................................        .3      .3      .3
                                                                             -------- ------- -------
    Total depreciation, depletion and amortization.........................  $   18.7    16.1     9.3
                                                                             ======== ======= =======


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GEOGRAPHIC AREA                                         1996       1995       1994
                                                   ----------------------------------
Sales and operating revenues
    United States................................. $   462.7       438.7       329.7
    Canada........................................      35.0        32.8        24.2
    Latin America.................................      83.2        64.6        23.2
    Europe........................................      15.8        21.3        23.5
    Australia, Far East and South Africa..........      49.6        36.9        36.5
Intergeographic area sales
    United States.................................      45.9        37.4        46.9
    Canada........................................      32.0        28.8        22.8
    Latin America.................................       9.6        10.0          .1
    Europe........................................        .4                      .2
    Australia, Far East and South Africa..........        .1          .2
    Eliminations..................................     (88.0)      (76.4)      (70.0)
                                                   ---------     -------     -------
    Total......................................... $   646.3       594.3       437.1
                                                   =========     =======     =======

Operating profit
    United States................................. $    46.2        34.4        24.9
    Canada........................................       6.7         6.5         6.3
    Latin America.................................      17.2        13.7         (.5)
    Europe........................................       1.3         3.0         3.6
    Australia, Far East and South Africa..........       3.5         3.7         3.6
    Eliminations..................................       (.1)        (.1)        (.3)
                                                   ---------     -------     -------
       Subtotal...................................      74.8        61.2        37.6
Partnership operations
    Australia, Far East and South Africa..........       2.3         2.7         2.4
                                                   ---------     -------     -------
       Subtotal...................................       2.3         2.7         2.4
                                                   ---------     -------     -------
    Total operating profit........................ $    77.1        63.9        40.0
                                                   =========     =======     =======

Identifiable assets
    United States................................. $   410.1       278.0       215.2
    Canada........................................      47.5        41.0        25.6
    Latin America.................................      96.7        98.9       107.5
    Europe........................................      26.3        16.5        13.2
    Australia, Far East and South Africa..........      26.1        27.2        31.1
    Eliminations..................................     (21.0)      (10.9)      (17.9)
                                                   ---------     -------     -------
    Total identifiable assets..................... $   585.7       450.7       374.7
                                                   =========     =======     =======

United States export sales
    Canada........................................ $    36.0        16.2        12.8
    Latin America.................................      17.4        18.0        15.0
    Europe........................................      19.9        26.1         6.6
    Australia, Far East, Middle East and
    South Africa..................................      31.8        23.7        16.1
                                                   ---------     -------     -------
    Total United States export sales.............. $   105.1        84.0        50.5
                                                   =========     =======     =======

                               INDEX TO EXHIBITS

PAGE EXHIBIT                            DESCRIPTION
---- -------                            -----------
     2.1           Agreement and Plan of Merger, dated as of October 30, 1995, among Global Industrial Technologies, Inc., GPI Merger, Inc.
                   and INDRESCO Inc. (Incorporated herein by reference to
                   Exhibit 2.1 to Form 10-K for the year ended October 31,
                   1995).

     2.2           Reorganization Agreement, dated October 20, 1995, among
                   INDRESCO Inc., GIX Marion, Inc., Shred Pax Systems, Inc.,
                   INTOOL, Inc., Global Industrial Technologies, Inc., GPI
                   Merger, Inc., GPX Corp., and GLOBAL INDUSTRIAL TECHNOLOGIES,
                   INC. Limited. (Incorporated herein by reference to Exhibit
                   2.2 to Form 10-K for the year ended October 31, 1995).

     2.3 Acquisition Agreement dated as of August 12, 1994, by and among Penoles, Quimica Magna, S.A. de C.V. ("Quimica"),
                   Refmex, RefGreen, Flir, Quimica de Rey, S.A. de C.V. ("QDR"),
                   INDRESCO, Indresco Mexico, IIRI and Refractarios Mexicanos
                   (Incorporated by reference to Exhibit 2 to Form 8-K, Current
                   Report, dated September 30, 1994).

     2.4           First Amendment to Acquisition Agreement dated as of
                   September 30, 1994, by and among Penoles, Quimica, Refmex,
                   RefGreen, Flir, QDR, INDRESCO, Indresco Mexico, IIRI and
                   Refractarios Mexicanos (Incorporated by reference to Exhibit
                   2.1 to Form 8-K, Current Report, dated September 30, 1994).

     2.5 Inventory Purchase Agreement dated as of September 30, 1994, by and among Quimica and Refractarios Mexicanos
                   (Incorporated by reference to Exhibit 2.2 to Form 8-K,
                   Current Report, dated September 30, 1994).

     2.6           Assignment and Assumption Agreement dated as of September 30,
                   1994, by and among Refmex, RefGreen and Refractarios
                   Mexicanos (Incorporated by reference to Exhibit 2.3 to Form
                   8-K, Current Report, dated September 30, 1994).

     2.7 Flir Asset Purchase Agreement dated as of September 30, 1994, by and among Flir and Refractarios Mexicanos (Incorporated by reference to Exhibit 2.4 to Form 8-K, Current Report, dated
                   September 30, 1994).

     2.8 Magnesite Supply Agreement dated as of September 30, 1994, by and between QDR and Refractarios Mexicanos (Incorporated by reference to Exhibit 2.5 to Form 8-K, Current Report, dated
                   September 30, 1994).

     2.9 Stock Purchase Agreement dated as of September 30, 1994, by and among IIRI, Indresco Mexico and Quimica (Incorporated by reference to Exhibit 2.6 to Form 8-K, Current Report, dated
                   September 30, 1994).

     2.10 Noncompetition Agreement dated as of September 30, 1994, by and between Penoles and INDRESCO (Incorporated by reference to Exhibit 2.7 to Form 8-K, Current Report, dated September
                   30, 1994).

     3.1           Form of Restated Certificate of Incorporation of the
                   Registrant filed with the Secretary of State of Delaware and effective on November 1, 1995 (Incorporated by reference to Exhibit 3.1 to Form 8-B, Registration Statement effective
                   November 1, 1995).


PAGE EXHIBIT                            DESCRIPTION
---- -------                            -----------
            3.2    Bylaws of the Registrant, as amended effective December 13,
                   1995. (Incorporated by reference to Exhibit 3.2 to Form 10K for the year ended October 31, 1995).

            3.3    Certificate of Designations of Series A Junior Preferred
                   Stock of the Registrant (Incorporated by reference to Exhibit
                   3.3 to Form 8-B, Registration Statement, effective November
                   1, 1995).

            4.1 Form of Common Stock Certificate. (Incorporated herein by reference to Exhibit 4.1 to Form 10-K for the year ended
                   October 31, 1995).

            4.2 Form of Rights Agreement between the Registrant and The Bank of New York (Incorporated by reference to Exhibit 4.2 to Form
                   8-B, Registration Statement, effective November 1, 1995).

           10.1    Distribution Agreement (Incorporated by reference to Exhibit
                   10.1 to Form 10).

           10.2 Master Corporate Services and Support Agreement (Incorporated by reference to Exhibit 10.2 to Form 8, Post Effective
                   Amendment No. 3 to Form 10).

           10.3    Employee Matters Agreement (Incorporated by reference to
                   Exhibit 10.3 to Form 8, Post Effective Amendment No. 3 to
                   Form 10).

           10.4    Environmental Matters Agreement (Incorporated by reference to
                   Exhibit 10.4 to Form 8, Post Effective Amendment No. 3 to
                   Form 10).

           10.5    Intellectual Property Agreement (Incorporated by reference to
                   Exhibit 10.5 to Form 8, Post Effective Amendment No. 3 to
                   Form 10).

           10.6    Tax Sharing Agreement (Incorporated by reference to Exhibit
                   10.6 to Form 8, Post Effective Amendment No. 3 to Form 10).

          #10.7    Global Industrial Technologies, Inc. 1992 Stock Compensation
                   Plan, as amended, (Incorporated herein by reference to Exhibit A to Registrant's Definitive Proxy Statement dated
                   February 12, 1993 for the Annual Meeting of Shareholders held
                   March 17, 1993).

          #10.8    Global Industrial Technologies, Inc. Deferred Compensation
                   Plan (incorporated herein by reference to Exhibit A to Registrant's Definitive Proxy Statement dated February 10,
                   1995 for the Annual Meeting of Shareholders held March 15,
                   1995).

          #10.9    Global Industrial Technologies, Inc. 1993 Directors' Stock
                   Incentive/Retirement Plan (Incorporated herein by reference to Exhibit 10.7 to Form 10-K for the year ended October 31,
                   1993).

          #10.10   Global Industrial Technologies, Inc. Incentive Stock Unit
                   Plan (Incorporated herein by reference to Exhibit 10.11 to Form 10).

PAGE EXHIBIT                            DESCRIPTION
---- -------                            -----------

           #10.11 Incentive Compensation Plan for the Officers and Headquarters' Staff of Global Industrial Technologies, Inc., as amended (Incorporated by reference to Exhibit
                      10.7 to Form 10-K for the year ended October 31, 1993).

           #10.12 Global IndustrialTechnologies, Inc. Retirement Income Plan for Industrial Operations (Incorporated by reference to Exhibit 10.10 to Form 10).

           #10.13 ERISA Compensation Limit Benefit Plan for Executives of Global Industrial Technologies, Inc. (Incorporated by reference to Exhibit 10.6 to Registrant's Form 10-Q for the quarter ended July 31, 1992).

           #10.14 ERISA Excess Benefit Plan for Salaried Employees of Global Industrial Technologies, Inc. and its Participating Subsidiaries Who Are Not Represented By a Recognized Union (Incorporated by reference to Exhibit 10.7 to Registrant's Form 10-Q for the quarter ended July 31, 1992).

           #10.15 Supplemental Executive Retirement Plan for Top Executives of Global Industrial Technologies, Inc. (Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended October 31, 1993).

           #10.16 Global Industrial Technologies, Inc. Division Executive Incentive Plan (Incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended October 31, 1994).

           #10.17 Global Industrial Technologies, Inc. Deferred Savings Plan, as Amended and Restated, and related Trust Agreements (Incorporated by reference to Exhibit 5.01 to Registration Statement No. 33-98006 on Form S-8).

            10.18 Credit Agreement, dated as of September 23, 1994, among INDRESCO Inc., Various Financial Institutions and Bank of America Illinois, as Agent (Incorporated by reference to
                      Exhibit 10 to Form 10-Q for the quarter ended July 31,
                      1995)

            10.19 Assignment and Assumption Agreement and Second Amendment to Credit Agreement, entered into as of November 1, 1995, among Harbison-Walker Refractories Company (formerly known as INDRESCO Inc.), Global Industrial Technologies, Inc., GPX Corp. and Bank of America Illinois, as Lender and Agent.(Incorporated by reference to Exhibit 10.19 to Form 10K for the year ended October 31, 1995).

           *21        Subsidiaries of the Registrant.

           *23        Consent of Price Waterhouse LLP.

           *27        Article 5 Financial Data Schedule.

*Filed herewith.
# Management compensatory plan

     The Company will furnish copies of any exhibit on request and payment of the Company's reasonable expenses of furnishing such exhibit.