Form 10-Q
period 1997-01-31
GLOBAL INDUSTRIAL TECHNOLOGIES INC
filed 1997-03-17
CIK 887941

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended January 31, 1997

                        Commission File Number 1-11160



                     GLOBAL INDUSTRIAL TECHNOLOGIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                        75-2617871
-------------------------------                       --------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization                          Identification No.)


2121 San Jacinto Street
Suite 2500, L. B. 31
Dallas, Texas                                         75201
------------------------------                        --------------------
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

At February 28, 1997, 22,590,519 shares of Common Stock, par value $0.25 of the Registrant were outstanding.


                                  Page 1 of 14
                       Exhibit Index Appears on Page 14

                                     INDEX

                                                                      Page

Number
------

Part I.     Financial Information
            Management's Representation                                  3
            Consolidated Condensed Statements of Earnings for
              the three months ended January 31, 1997 and 1996           4
            Consolidated Condensed Balance Sheets as of
              January 31, 1997 and October 31, 1996                    5-6
            Consolidated Condensed Statements of Cash Flows
              for the three months ended January 31, 1997 and 1996       7
            Notes to Consolidated Condensed Financial Statements       8-9
            Management's Discussion and Analysis                     10-13

Part II.    Other Information                                           14



Signature                                                               14

                                     PART I
                             FINANCIAL INFORMATION



                          MANAGEMENT'S REPRESENTATION


The consolidated condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The Company believes that the disclosures are adequate to make the information presented not misleading.
These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes to consolidated financial statements included in the Annual Report, Form 10-K for the fiscal year ended October 31, 1996.

In the opinion of the Company, all adjustments have been included that were necessary to present fairly the financial position of Global Industrial Technologies, Inc. and subsidiaries as of January 31, 1997; the results of operations for the three months ended January 31, 1997 and 1996; and the cash flows for the three months ended January 31, 1997 and 1996. These adjustments consisted of normal recurring adjustments. The results of operations for such interim periods do not necessarily indicate the results for the full year.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                      (In millions except per share data)



                                                              Three months ended
                                                                  January 31,
                                                          --------------------------
                                                            1997              1996
                                                          ---------        ---------
                                                                  (Unaudited)

  Revenues
    Net sales and operating revenues                     $    132.0       $    149.3
    Other                                                       0.3              0.6
                                                          ---------        ---------
  Total Revenues                                              132.3            149.9
                                                          ---------        ---------

  Costs and Expenses
    Cost of sales                                              93.2            111.7
    Selling, engineering, administrative and
       general expenses                                        29.8             31.5
    Interest expense                                            2.6              1.1
    Special charges                                            20.5              0.0
    Other - net                                                 1.4             (1.2)
                                                          ---------        ---------
  Total Costs and Expenses                                    147.5            143.1
                                                          ---------        ---------

  Earnings before income taxes                                (15.2)             6.8

    Income tax (provision) benefit                              3.8             (1.2)
                                                          ---------        ---------

  Net earnings                                           $    (11.4)      $      5.6
                                                          =========        =========

  Earnings per common share                              $    (0.50)      $     0.25
                                                          =========        =========

  Average common shares outstanding                            22.7             22.6
                                                          =========        =========

    See accompanying Notes to Consolidated Condensed Financial Statements.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in millions)

                                                         January 31, 1997    October 31, 1996
ASSETS                                                      (Unaudited)          (Audited)
------                                                   ----------------    ----------------

Current Assets
  Cash and cash equivalents                              $          11.7     $           11.5
  Notes and accounts receivable
    Public                                                         118.9                129.2
    Unconsolidated affiliates                                                             0.7
                                                         ----------------    ----------------
                                                                   118.9                129.9
    Less allowance for doubtful accounts                             1.7                  1.5
                                                         ----------------    ----------------
                                                                   117.2                128.4
  Inventories
    Finished products and work in process                           95.4                 93.0
    Raw materials and supplies                                      39.9                 40.6
                                                         ----------------    ----------------
                                                                   135.3                133.6
                                                         ----------------    ----------------

  Deferred income taxes                                             54.5                 54.5
  Asbestos insurance recoveries receivable                          44.2                 42.6
  Prepaid expenses                                                   6.8                  4.9
                                                         ----------------    ----------------

         Total Current Assets                                      369.7                375.5


Investments in Unconsolidated Affiliates                             5.3                 20.5

Noncurrent Deferred Income Taxes                                     5.1                  5.1

Goodwill  - net                                                     81.5                 82.2

Other Assets                                                        70.6                 71.6


Property, Plant and Equipment - at cost
  Land, land improvements and mineral deposits                      33.8                 33.0
  Buildings                                                         90.8                 88.9
  Machinery and equipment                                          366.3                354.6
                                                         ----------------    ----------------
                                                                   490.9                476.5
Less accumulated depreciation, depletion and
  amortization                                                     283.8                278.8
                                                         ----------------    ----------------
    Total properties - net                                         207.1                197.7
                                                         ----------------    ----------------

         Total Assets                                    $         739.3     $          752.6
                                                         ================    ================


    See accompanying Notes to Consolidated Condensed Financial Statements.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in millions)

                                                         January 31, 1997      October 31, 1996
LIABILITIES AND SHAREHOLDERS' EQUITY                       (Unaudited)            (Audited)
------------------------------------                     ----------------      ----------------
Current Liabilities
  Accounts payable                                       $           44.2      $           44.8
  Notes payable and current portion of long-term debt                39.7                  38.9
  Advances from customers on contracts                                2.4                   3.3
  Accrued compensation and benefits                                  16.6                  26.4
  Insurance reserves                                                 13.2                  13.2
  Income taxes currently payable                                      7.5                  14.1
  Current deferred income taxes                                       7.7                   7.6
  Asbestos related liabilites                                        39.0                  40.1
  Other accrued liabilities                                          24.4                  18.8
                                                         ----------------      ----------------
         Total Current Liabilities                                  194.7                 207.2


Long-term Debt                                                      141.7                 136.5

Pension Plans and Other Retiree Benefits                             50.0                  49.2

Noncurrent Deferred Income Taxes                                      6.8                   7.5

Other Liabilities                                                    51.8                  52.3


Shareholders' Equity
  Common Stock                                                        6.8                   6.8
  Capital in excess of par value                                    382.7                 382.8
  Retained Earnings                                                  18.5                  29.9
  Cumulative translation adjustment                                 (49.8)                (56.0)
  Treasury stock, at cost                                           (61.1)                (60.8)
  Other                                                              (2.8)                 (2.8)
                                                         ----------------      ----------------
         Total Shareholders' Equity                                 294.3                 299.9
                                                         ----------------      ----------------

         Total Liabilites and Shareholders' Equity       $          739.3      $          752.6
                                                         ================      ================


    See accompanying Notes to Consolidated Condensed Financial Statements.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                                                      Three months ended
                                                                                          January  31,
                                                                                 ----------------------------
                                                                                    1997              1996
                                                                                 ---------          ---------
                                                                                          (Unaudited)

Cash flows from operating activities
     Net earnings                                                                $   (11.4)          $    5.6

     Adjustments to reconcile net earnings to cash flow
          Depreciation, depletion and amortization                                     5.5                4.6
          Earnings from affiliated companies                                             -               (0.2)
          Special charges                                                             20.5                  -
          Decrease in receivables                                                     10.9               11.7
          Increase  in inventories                                                    (1.6)             (12.3)
          (Increase) decrease in prepaid expenses                                     (1.9)               2.5
          Decrease in accounts payable and accrued liabilities                       (18.6)             (18.8)
          Decrease in advances from customers                                         (1.0)              (7.8)
          Increase (decrease) in income taxes payable                                 (6.6)               0.1
          Other - net                                                                 (2.3)              (6.1)
                                                                                 ---------          ---------
              Net cash generated (used) by operating activities                       (6.5)             (20.7)
                                                                                 ---------          ---------

Cash flows from investing activities
     Business acquisitions                                                               -              (70.9)
     Liquidation of investment in unconsolidated subsidiary                           14.0                  -
     Capital expenditures                                                            (12.4)             (10.1)
                                                                                 ---------          ---------
          Net cash provided (used) by investing activities                             1.6              (81.0)
                                                                                 ---------          ---------
Cash flows from financing activities
     Proceeds from borrowings                                                          6.6              102.0
     Reduction of debt                                                                (1.3)              (8.8)
     Options exercised under employee benefit plans                                    0.4                0.4
     Purchase of common shares                                                        (0.7)              (0.8)
                                                                                 ---------          ---------
          Net cash provided (used) by financing activities                             5.0               92.8
                                                                                 ---------          ---------

Effect of translation adjustments on cash                                              0.1               (0.3)
                                                                                 ---------          ---------

Net increase(decrease) in cash and cash equivalents                                    0.2               (9.2)

Cash and cash equivalents, beginning of period                                        11.5               21.1
                                                                                 ---------          ---------

Cash and cash equivalents, end of period                                         $    11.7          $    11.9
                                                                                 =========          =========

     See accompanying Notes to Consolidated Condensed Financial Statements

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               JANUARY 31, 1997


NOTE A - INTRODUCTION

The Company, Global Industrial Technologies, Inc. (Global) together with its subsidiaries and unconsolidated joint ventures conducts its business in five segments: Specialty Equipment Products, Refractory Products, Minerals, Forged Products, and Industrial Tool. In addition to its wholly owned operations, the Company had a 50% interest in KOMDRESCO, a construction and mining equipment operation in South Africa, which the Company sold January 31, 1997. See Note D for further discussion.


NOTE B - INVENTORIES

The determination of inventory values and cost of sales under the LIFO method for interim financial results are based on management's estimates of expected year-end inventories.


NOTE C - CONTINGENCIES

The Company and its subsidiaries are involved in certain legal actions and claims arising in the ordinary course of business. See NOTE H to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.


NOTE D - DIVESTITURES

In January 1997, the Company sold its joint venture interest in KOMDRESCO. Also in January, the Company announced its strategic decision to divest itself of the surface mining equipment business and its underground mining equipment business in the United Kingdom. Effective February 1, 1997, the underground mining equipment business in the United Kingdom was sold. In connection with the planned divestitures, the Company recognized a $20.5 million pre-tax charge to earnings in the first quarter of 1997. The operations to be divested contributed $31.2 million to revenues and $(.8) million to earnings before taxes for the first quarter of fiscal 1996.

             GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               JANUARY 31, 1997


NOTE E - INFORMATION BY INDUSTRY SEGMENT

Two pre-existing businesses of the Company are now reported as separate segments. The business of Ameri-Forge Corporation, which had been included in the Mining and Specialty Equipment Products segment, is now separately presented as Forged Products. The business of the Minerals Division of Harbison Walker Refractories Company, which had been included in the Minerals and Refractory Products segment, is now separately presented as Minerals.

The Company's three other industry segments are Specialty Equipment Products, Refractory Products, and Industrial Tool. Sales and operating profit results are presented below for the three months ended January 31, 1997 and 1996.

                                                        Three months ended
                                                           January 31
                                                   ---------------------------
                                                       1997           1996
                                                   ---------------------------
                                                          (In Millions)
Sales and operating revenues:
Refractory Products                                  $   73.7      $   69.4
Minerals                                                 13.1          13.9
Industrial Tool                                          23.3          18.8
Specialty Equipment Products                             13.2           9.1
Forged Products                                          12.7          11.9
Divested Operations                                                    31.2
Intersegment sales                                       (4.0)         (5.0)
                                                     --------      --------
  Total sales and operating revenues                 $  132.0      $  149.3
                                                     ========      ========

Operating Profit:
Refractory Products                                  $    4.8      $    4.7
Minerals                                                  1.9           3.6
Industrial Tool                                           2.5           1.6
Specialty Equipment Products                             (0.1)          0.5
Forged Products                                           2.9           3.1
Divested Operations                                                    (0.8)
                                                     --------      --------
  Subtotal                                           $   12.0      $   12.7

KOMDRESCO                                                               0.2
                                                     --------      --------
  Total operating earnings (loss)                        12.0          12.9

General corporate expenses                              ( 6.7)         (6.1)
Special charges                                         (20.5)

                                                     --------      --------
Earnings (loss) before taxes                         $  (15.2)     $    6.8
                                                     ========      ========


            GLOBAL INDUSTRIAL TECHNOLOGIES,  INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                               January 31, 1997


RESULTS OF OPERATIONS
---------------------

Three Months ended January 31, 1997 compared to January 31, 1996.

The Company had a net loss of $11.4 million or $.50 per share in the first quarter of 1997 which includes a $20.5 million pre-tax charge to earnings related to the divestiture of three businesses. Excluding the effect of the charge-off or any contribution from those three operating units, Global reported earnings of $0.18 per share on revenues of $132.3 million and segment operating profits of $12.0 million. For the same period a year ago, Global reported earnings of $0.25 per share on revenues of $149.9 million and segment operating profits of $12.9 million. An income tax benefit of $3.8 million was recorded for the three months ended January 31, 1997, compared to a tax provision of $1.2 million for the three months ended January 31, 1996.

Segment operating profit for the three months was $12.0 million in fiscal 1997 compared to $12.9 million in 1996, a decrease of $.9 million. General corporate expenses were $.6 million higher for the quarter ended January 31, 1997 versus 1996 due to an increase in interest expense of $1.5 million in 1997 over the first quarter in 1996, partially offset by a decrease in headquarters administrative and general expenses.

Consolidated revenues of $132.3 million for the first three months of fiscal 1997 were down $17.6 million, or 11.7 percent, from $149.9 million in the prior year period. The decrease was primarily due to the $31.2 million prior year contribution of the operations to be divested, partially offset by 1997 revenues of CTI and Rotor. CTI results were not included in the prior year quarter and Rotor's contribution was only for the month of January 1996.

Total costs and expenses for the first three months of 1997 were $147.5 million, up $4.4 million, or 3 percent, from $143.1 million for the same period in 1996. Costs of sales were $93.2 million, or 16.5 percent lower than the prior year period, due primarily to the exclusion from the current year results of the operations to be divested. Selling, engineering, administrative and general expenses were $29.8 million for the first quarter of 1997, slightly lower than the $31.5 million for the same period in 1996. Other - net is an expense of $1.4 million for the first quarter of 1997 compared to a gain of $1.2 million for the same period in 1996.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                               January 31, 1997

Global's consolidated backlog of unshipped orders was $170.2 million at January 31, 1997 compared to $151.4 million at October 31, 1996 and $158.2 million at January 31, 1996. The increase in unshipped orders from the year end is due primarily to increased demand for minerals and refractory products.

SEGMENT RESULTS
---------------

Refractory Products
-------------------

Revenues and operating profit for the first three months of fiscal 1997 of $73.7 million and $4.8 million were up compared to 1996 revenues of $69.4 million and operating profit of $4.7 million. Revenues and earnings were only slightly higher in 1997 and reflected delayed refractories shipments in the first quarter of 1997 compared to last year.

Minerals
--------

Minerals revenues of $13.1 million were down $.8 million from the same quarter in the prior year mostly because of reduced exports to Europe. Operating earnings were $1.9 million, down $1.7 million from 1996 operating profit of $3.6 million. Higher natural gas prices and a strengthening dollar in European markets also adversely affected operating results.

Industrial Tool
---------------

Revenues of $23.3 million for the first three months of fiscal 1996 were $4.5 million or 24 percent higher than the prior year. $2.4 million of the increase is due to the inclusion of Rotor for the full quarter in 1997 versus only one month's results for 1996. The remainder of the increased sales volume was due to strong aircraft and automotive markets.

Segment operating profit of $2.5 million for the three months ended January 31, 1997 is $0.9 million higher than for the first three months of 1996 due to increased sales volume.

Specialty Equipment Products
----------------------------

The Specialty Equipment Products segment now consists of Corrosion Technology International and the Global Processing Group. The segment's consolidated revenues for the first three months of fiscal 1997 of $13.2 million were up $4.1 million, or 45 percent, from the same period in 1996 because Corrosion Technology results had not

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                               January 31, 1997


been included in the first quarter of 1996. Segment operating losses of $.1 million for the first three months of fiscal 1997 compared to profit of $.5 million for 1996.

Forged Products
---------------

For the other new segment, Forged Products, revenues of $12.7 million were up slightly from $11.9 million for the same period a year ago and operating profit of $2.9 million was slightly below operating profits of $3.1 million for the same period a year ago. The decrease in operating profit is due to software and robotic problems with production equipment that is being installed to meet increased customer demand.


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
----------------------------------------------------

Cash and cash equivalents were $11.7 million at January 31, 1997, $.2 million higher than at October 31, 1996. The net cash used by operating activities was $6.5 million for the first quarter of fiscal 1997, which consists mostly of a decrease in accounts payable during the period of $18.6 million partially offset
by a decrease in accounts receivable of $10.9 million.   The investing
activities consisted of $14.0 million in proceeds from the sale of KOMDRESCO and $12.4 million for capital expenditures at the operating units. The financing activities for the period generated $5.0 million consisting of $5.3 million of proceeds from borrowings less repayments, and $0.3 million for the repurchase of the Company's common shares, net of the proceeds from stock options exercised under employee benefit programs.

The Company's current ratio at January 31, 1997 of 1.9 to 1 was virtually unchanged from the October 31, 1996 ratio of 1.8 to 1. The Company had outstanding debt of $181.4 million at January 31, 1997 compared to $175.4 million at October 31, 1996.

FORWARD-LOOKING STATEMENTS
--------------------------

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: general economic conditions in the industrial marketplace; U.S. iron and steel production; North American and European

             GLOBAL INDUSTRIALTECHNOLOGIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                               January 31, 1997


automotive and aircraft assembly production levels; currency fluctuations and world economic conditions; and significant variances in sales or costs at the Company's major business units.

                                    PART II
                               OTHER INFORMATION


Item 6:   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits

              None.

          (b) No reports on Form 8-K were filed during the first quarter ended January, 31, 1997.



                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           GLOBAL INDUSTRIAL TECHNOLOGIES, Inc.



                           By: /s/ Gary G. Garrison
                              --------------------------------------------------
                                  Gary G. Garrison
                                  Vice President Finance,Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Dated:  March 13, 1997