Form 10-K/A
period 1996-10-31
GLOBAL INDUSTRIAL TECHNOLOGIES INC
filed 1997-04-10
CIK 887941

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                 FORM 10-K/A

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
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

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

    Common Stock, Par Value $0.25 Per   New York Stock Exchange, Inc.
     Share                              New York Stock Exchange, Inc.
    Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No
                           ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          ----

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

COMPETITION

  The industries in which the various segments of the Company operate are highly competitive. During the 1980's, these industries experienced significant consolidation and retrenchment. The Company now competes with several large national and international companies in each segment. Principal competitors include A.P. Green Industries, Inc., Minerals Technologies Inc. and Oglebay Norton Company in Minerals and Refractory Products; Harnischfeger Industries, Inc. in Mining and Specialty Equipment; Cooper Industries, Inc., and Ingersoll-Rand Company in Industrial Tools, as well as numerous short-line and specialty manufacturers with differing manufacturing and marketing methods. Each of the Company's businesses has a strong reputation and market position. The Company attempts to capitalize on its reputation and market position and competes on the bases of quality, innovation, product research and development, and market expertise as well as price.


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


ITEM 3. LEGAL PROCEEDINGS

  The information contained in Note H to the Company's consolidated financial statements is incorporated herein.

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

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA


Dollars in millions, except per share data    1996   1995   1994   1993   1992
------------------------------------------    ---------------------------------
CONSOLIDATED COMPANIES

Total revenues                               647.9  597.1  440.8  540.0  564.6

Earnings (loss) before cumulative
 effect of accounting changes                 45.4   38.7   24.6   21.4  (50.1)

Per Share                                      2.01   1.70   1.02    .78  (1.84)

Total Assets                                 752.6  584.4  477.7  460.9  491.4

Long-term debt                               136.5    2.3    2.3           1.9

Total Shareholders' Equity                   299.9  261.6  273.6  287.8  352.0

QUARTERLY DATA

FINANCIAL RESULTS (UNAUDITED)                         Quarters Ended
                                       -----------------------------------------
Dollars in millions, except per share  January 31  April 30  July 31  October 31
-------------------------------------  -----------------------------------------
FISCAL 1996
Total revenues                           $149.9     $155.2    $171.1     $171.7
Gross profit                               37.6       44.2      49.1       53.6


Total costs and expenses including
 income taxes                             144.3      145.0     158.0      155.2
Net earnings                                5.6       10.2      13.1       16.5
Net earnings per share                       .25        .45       .58        .73
FISCAL 1995
Total revenues                            126.3      142.0     155.0      173.8
Gross profit                               32.3       42.7      41.0       49.7


Total costs and expenses including
 income taxes                             123.1      132.1     143.6      159.6
Net earnings                                3.2        9.9      11.4       14.2
Net earnings per share                       .14        .43       .50        .63


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

Other, net was income of $8.9 million for 1996 compared to income of $7.5 million in 1995. The $8.9 for 1996 includes miscellaneous asset sales of $3.2 million, a favorable foreign exchange gain of $2.6 million, earnings from partnership operations of $2.3 million, and an adjustment of a previously reserved amount for plant reconfiguration in the Minerals and Refractory Products Division, offset by a $3.0 million provision for asbestos litigation.

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

In fiscal 1996, the peso exchange rate dropped 10 percent from $.14 per Mexican peso to a little more than $.12 per This devaluation resulted in a reduction in the net book value of Mexican peso. From the latter part of December 1994, through the end of October 1995, the peso exchange rate fell from approximately $.29 to $.14 per new Mexican peso. Refmex of $38.1 million in 1995 and $3.3 million in 1996 for a total accumulated devaluation of $41.4 million which is reflected in the cumulative translation adjustment.

Statement of Accounting Standards No. 52 ("FAS 52") requires that operations in highly inflationary economies be accounted for as if the functional currency of the operations were the U.S. dollar. In November 1996 the test specified by FAS 52 for designating highly inflationary economies was met with respect to the Company's operations in Mexico. Effective with the quarter beginning February 1, 1997, the Company will begin to report its Mexican operations using the U.S. dollar as the functional currency instead of the peso. Also beginning February 1, 1997 the Company will not recognize deferred tax assets and liabilities for book/tax differences that relate to balances which will be translated using historical exchange rates and that result from changes in exchange rates or indexing for tax purposes. The Company does not anticipate, based on exchange rates through March 31, 1997, that the effect of applying highly inflationary accounting to the Mexican operations will be material to the consolidated financial statements for the quarter ending April 30, 1997.

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

   Name and Age                      Position and Offices with the Company
   ------------                      -------------------------------------

Gary G. Garrison (53)       Chief Financial Officer of the Company since
                            December 1994; Vice President- Finance and
                            Controller of the Company since September 1993;
                            Treasurer of the Company since May 1992; Senior Vice
                            President - Administration of the Finance Division of Komatsu Dresser Company October 1988 to April
                            1992; Vice President of Dresser Finance Corporation
                            November 1984 to May 1992.

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

                                       Global Industrial Technologies, Inc.


                                       By:  /s/ Gary Garrison
                                          -------------------------------------
                                               (Gary G. Garrison)
                                               Vice President - Finance,
                                               Chief Financial Officer
                                               (Principal Finance Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 27, 1997.

     SIGNATURE                                TITLE
     ---------                                -----

/s/ J. L. Jackson                Chairman of the Board, Chief Executive Officer
-----------------------------     and Director (Principal Executive Officer)
(J. L. Jackson)

/s/ Gary Garrison                Vice President-Finance, Chief Financial Officer
-----------------------------     (Principal Finance Officer)
(Gary G. Garrison)

/s/ Stephen D. Chanslor          Staff Vice President and Controller
-----------------------------     (Principal Accounting Officer)
(Stephen D. Chanslor)

/s/ David H. Blake               Director
-----------------------------
(David H. Blake)

/s/ Samuel B. Casey, Jr.         Director
-----------------------------
(Samuel B. Casey, Jr.)

/s/ Rawles Fulgham               Director
-----------------------------
(Rawles Fulgham)

/s/ R. W. Vieser                 Director
-----------------------------
(R. W. Vieser)

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



PRICE WATERHOUSE LLP

Dallas, Texas
December 9, 1996, except as to Note L, which is as of January 23, 1997.

                      CONSOLIDATED STATEMENTS OF EARNINGS

In Millions Except Per Share Data - Years Ended
October 31                                         1996      1995      1994
----------------------------------------------------------------------------
Revenues
     Net sales and operating revenues...........  $646.3    $594.3    $437.1
     Other......................................     1.6       2.8       3.7
                                                  ------    ------    ------
Total revenues..................................   647.9     597.1     440.8
                                                  ------    ------    ------
Costs and expenses

     Cost of sales..............................   461.8     428.6     315.2

     Selling, engineering, administrative and
        general expenses........................   132.6     128.9     103.5

     Interest expense...........................     7.0       4.6       0.9

     Other, net.................................    (8.9)     (7.5)     (3.4)
                                                  ------    ------    ------
Total costs and expenses........................   592.5     554.6     416.2
                                                  ------    ------    ------
     Earnings before income taxes...............    55.4      42.5      24.6

Income tax provision............................   (10.0)     (3.8)
                                                  ------    ------    ------
     Net earnings...............................  $ 45.4    $ 38.7    $ 24.6
                                                  ======    ======    ======

Earnings per common share.......................  $ 2.01    $ 1.70    $ 1.02
                                                  ======    ======    ======

Weighted average common shares outstanding......    22.6      22.8      24.1
                                                  ======    ======    ======

          See Accompanying Notes to Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS

In Millions - As of October 31                                 1996     1995
-----------------------------------------------------------------------------
                         ASSETS
Current Assets

     Cash and cash equivalents.............................   $ 11.5   $ 21.1

     Notes and accounts receivable
     Public................................................    129.2    113.0
     Unconsolidated affiliates.............................       .7      2.6
                                                              ------   ------
                                                               129.9    115.6

     Less allowance for doubtful receivables...............      1.5      3.6
                                                              ------   ------
                                                               128.4    112.0
     Inventories - net

     Finished products and work in process.................     93.0     84.3

     Raw materials and supplies............................     40.6     29.0
                                                              ------   ------
                                                               133.6    113.3

     Deferred income taxes.................................     54.5     38.5

     Asbestos insurance recoveries receivable..............     42.6     25.4

     Prepaid expenses......................................      4.9      8.5
                                                              ------   ------
     Total Current Assets..................................    375.5    318.8
                                                              ------   ------
Investments in unconsolidated affiliates...................     20.5     17.1

Noncurrent deferred income taxes...........................      5.1     16.7

Goodwill - net.............................................     82.2     22.3

Other assets...............................................     71.6     52.1

Property, plant and equipment - at cost

     Land, land improvements and mineral deposits..........     33.0     31.4

     Buildings.............................................     88.9     81.8

     Machinery and equipment...............................    354.6    313.7
                                                              ------   ------
                                                               476.5    426.9
     Less accumulated depreciation, depletion
       and amortization....................................    278.8    269.5
                                                              ------   ------
     Total Properties - net................................    197.7    157.4
                                                              ------   ------
TOTAL ASSETS                                                  $752.6   $584.4
                                                              ======   ======

          See Accompanying Notes to Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS

In Millions - As of October 31                                  1996      1995
-------------------------------------------------------------------------------
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
      Accounts payable.......................................  $ 44.8    $ 41.7
      Notes payable and current portion of long-term debt....    38.9      42.7
      Advances from customers on contracts...................     3.3      16.7
      Accrued compensation and benefits......................    26.4      27.0
      Accrued taxes other than income taxes..................     3.7       5.3
      Insurance reserves.....................................    13.2      12.3
      Income taxes currently payable.........................    14.1      11.0
      Current deferred income taxes..........................     7.6       7.2
      Asbestos related liabilities. .........................    40.1      27.9
      Other accrued liabilities..............................    15.1      25.9
                                                               ------    ------
      Total Current Liabilities..............................   207.2     217.7
                                                               ------    ------
Long-term debt...............................................   136.5       2.3

Postretirement benefits......................................    49.2      58.6

Noncurrent deferred income taxes.............................     7.5       5.3

Other liabilities............................................    52.3      38.9

Shareholders' Equity
     Preferred stock, 10,000,000 authorized
     Common stock, $.25 par value
       Authorized shares:  100,000,000
       Issued 27,363,697 shares at October 31, 1996 and 1995
       Outstanding 22,680,190 shares at October 31, 1996 and
       22,575,314 at October 31, 1995........................     6.8       6.8
     Capital in excess of par value..........................   382.8     383.2
     Retained earnings (accumulated deficit).................    29.9     (15.5)
     Cumulative translation adjustment.......................   (56.0)    (46.3)
     Treasury stock, at cost.................................   (60.8)    (61.2)
     Other...................................................    (2.8)     (5.4)
                                                               ------    ------
     Total Shareholders' Equity..............................   299.9     261.6
                                                               ------    ------
Commitments and Contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $752.6    $584.4
                                                               ======    ======

          See Accompanying Notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

In Millions - Years Ended October 31                  1994     1995    1996
-----------------------------------------------------------------------------
Cash flows from operating activities:
 Net earnings.....................................  $  45.4   $ 38.7   $ 24.6
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
  Depreciation, depletion and amortization........     18.7     16.1      9.3
  Earnings from partnership operations............     (2.3)    (2.7)    (2.4)
  Gain on sale of assets..........................     (1.5)    (9.4)
  Deferred income tax provision...................      1.9      1.9       .4
 Change in assets and liabilities net of
  effects of acquisitions:
  Decrease (increase) in receivables..............    (11.8)   (15.9)      .5
  Increase in inventories.........................    (13.8)   (10.1)   (16.7)
  Increase (decrease) in accounts payable and
   accrued liabilities............................    (30.3)    19.3    (17.7)
  Increase (decrease) in advances from
   customers on contracts.........................    (13.5)     9.3      2.0
  Increase (decrease) in current income
   taxes payable..................................      3.9       .6      (.8)
  Other, net......................................     (5.4)   (11.8)    (4.5)
                                                    -------   ------   ------
Net cash provided by (used in) operating
 activities.......................................     (8.7)    36.0     (5.3)
                                                    -------   ------   ------
Cash flows from investing activities:
  Business acquisitions, net of cash acquired.....    (75.6)   (37.8)   (72.2)
  Proceeds from sale of assets....................      2.3     24.8
  Liquidation of investment in unconsolidated
   subsidiary.....................................               5.6     41.0
  Capital expenditures............................    (53.7)   (34.8)   (13.0)
                                                    -------   ------   ------
Net cash used in investing activities.............   (127.0)   (42.2)   (44.2)
                                                    -------   ------   ------
Cash flows from financing activities:
  Proceeds from borrowings........................    135.0    103.1      6.8
  Reduction of debt...............................     (8.4)   (93.3)    (5.1)
  Options exercised under employee benefit plans..      2.8       .9       .8
  Purchase of common shares.......................     (2.8)    (8.7)   (43.2)
                                                    -------   ------   ------
Net cash provided by (used in) financing
 activities.......................................    126.6      2.0    (40.7)
                                                    -------   ------   ------
Effect of translation adjustments on cash.........      (.5)    (2.0)     1.3
                                                    -------   ------   ------
Net decrease in cash and cash equivalents.........     (9.6)    (6.2)   (88.9)

Cash and cash equivalents, beginning of year......     21.1     27.3    116.2
                                                    -------   ------   ------
Cash and cash equivalents, end of year............  $  11.5   $ 21.1   $ 27.3
                                                    =======   ======   ======

          See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                        Retained
                             Capital    Earnings   Cumulative                      Total
                     Common in Excess (Accumulated Translation Treasury         Shareholders'
In Millions          Stock   of Par     Deficit)   Adjustment    Stock    Other    Equity
---------------------------------------------------------------------------------------------
Balance,
October 31, 1993....  $6.8   $383.3     $(78.8)      $(11.5)    $(11.6)   $ (.4)   $287.8

Net earnings........                      24.6                                       24.6

Shares purchased
 during the year....                                             (43.2)             (43.2)

Options exercised
 under employee
 benefit plans......                                               1.4                1.4

Currency
 translation
 adjustments........                                    3.2                           3.2

Other...............                                                        (.2)      (.2)
                      ----   ------     ------       ------     ------    -----    ------
Balance,
 October 31, 1994...   6.8    383.3      (54.2)        (8.3)     (53.4)     (.6)    273.6

Net earnings........                      38.7                                       38.7

Shares purchased
 during the year....                                              (8.7)              (8.7)

Options exercised
 under employee
 benefit plans......            (.1)                                .9                 .8

Currency
 translation
 adjustments........                                  (38.0)                        (38.0)

Other...............                                                       (4.8)     (4.8)
                      ----   ------     ------       ------     ------    -----    ------
Balance,
 October 31, 1995...   6.8    383.2      (15.5)       (46.3)     (61.2)    (5.4)    261.6

Net earnings........                      45.4                                       45.4

Shares purchased
 during the year....                                              (2.8)              (2.8)

Options exercised
 under employee
 benefit plans......            (.4)                               3.2                2.8

Currency
 translation
 adjustments........                                   (9.7)                         (9.7)

Other...............                                                        2.6       2.6
                      ----   ------     ------       ------     ------    -----    ------
Balance,
 October 31, 1996...  $6.8   $382.8     $ 29.9       $(56.0)    $(60.8)   $(2.8)   $299.9
                      ====   ======     ======       ======     ======    =====    ======

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

The Company's businesses include the Harbison-Walker Refractories Company, Refractarios Mexicanos, S.A. de C.V. (Refmex) and Refractarios Chilenos S.A. (RECSA) refractory operations, Marion draglines and electric power shovels (Marion), Ameri-Forge forged flanges, Corrosion Technologies, Inc. (CTI) copper refining cells, processing equipment operations, and INTOOL and The Rotor Tool Company (Rotor) industrial tool products. The Company also has a 50 percent interest in a construction equipment partnership, KOMDRESCO, in South Africa.

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

Goodwill

The excess of cost over the fair value of net assets acquired in an acquisition (goodwill) is being amortized on a straight-line basis. The $60.8 million goodwill associated with the CTI and Rotor acquisitions is being amortized over 40 years. The remaining goodwill of $25.5 million is being amortized principally over 20 years. The recoverability of goodwill is assessed by the Company on an ongoing basis by comparing the undiscounted value of expected future operating cash flows in relation to its net capital investment in the underlying business. In the event the net capital investment exceeds undiscounted cash flows, impairment loss is recognized for the excess of the book value of goodwill over the present value of expected future operating cash flows.

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

Earnings per Share

The Company's earnings per share calculation is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the fiscal year.

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

In Millions Except Per Share Data                        Years ended October 31,
---------------------------------                        -----------------------
                                                             1996        1995
                                                             ----        ----
Revenues................................................    $656.8      $646.2
Net income..............................................      46.3        40.5
Earnings per share......................................       2.05        1.78

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

NOTE F - INCOME TAXES

The components of earnings before income taxes for the years ended October 31, 1996, 1995 and 1994 included the following:

   In Millions                          1996           1995          1994
                                        ---------------------------------
        Domestic......................  $25.1          13.6          16.2
        Foreign.......................   30.3          28.9           8.4
                                        -----          ----          ----
                                        $55.4          42.5          24.6
                                        =====          ====          ====

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes for the years ended October 31, 1996, 1995 and 1994 consisted of the following:

   In millions                                 1996          1995          1994
                                               ---------------------------------
   Current tax provision (benefit)
      U.S. Federal...........................  $  .7                       (3.6)
      State..................................     .1           .1
      Foreign................................    7.3          1.8           3.2
                                               -----         ----          ----
                                                 8.1          1.9           (.4)
                                               -----         ----          ----
   Deferred tax provision
      U.S. Federal...........................     .7           .8          (2.6)
      Foreign................................    1.2          1.1           3.0
                                               -----         ----          ----
                                                 1.9          1.9            .4
                                               -----         ----          ----
         Income tax provision................  $10.0          3.8            --
                                               =====         ====          ====

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the consolidated statements of earnings:

   In millions                                 1996          1995          1994
                                               ---------------------------------
Income tax expense at statutory rate.........  $19.4         14.9           8.6
Valuation allowances.........................   (9.1)        (9.0)         (9.1)
Outside partnership basis differences........                (3.1)
Taxability of foreign subsidiary earnings....   (1.5)        (1.0)
Tax rate differentials - other jurisdictions.     .2           .9            .7
Deferred tax effect of statutory tax
 rate increases..............................                               (.4)
Goodwill amortization........................     .5           .4
Other........................................     .5           .7            .2
                                               -----         ----          ----
   Income tax provision......................  $10.0          3.8            --
                                               =====         ====          ====

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax assets as of October 31, 1996 and 1995 were as follows:

In millions                                              1996          1995
                                                         ------------------
Domestic deferred tax assets
Inventory reserves...................................    $ 3.8         3.0
Capital loss carryforwards...........................      5.9         7.8
Self insurance reserves..............................      5.2         4.8
Other operating reserves.............................      5.2         4.8
Retiree medical reserves.............................     15.8        20.5
Net operating loss carryforwards.....................      8.3         7.1
Basis differences in land and equipment..............     12.2        12.9
Credit carryforwards.................................      1.7          .8
                                                         -----       -----
   Gross domestic deferred tax assets................     58.1        61.7
Valuation allowances.................................     (6.6)      (14.8)
                                                         -----       -----
   Net domestic deferred tax asset...................     51.5        46.9
                                                         -----       -----
Foreign deferred tax assets
Other operating reserves.............................      2.4         4.2
Basis differences in land............................      2.3         2.3
Tax deductible goodwill..............................      1.3         1.5
Net operating loss carryforwards.....................      4.9         3.8
                                                         -----       -----
   Gross foreign deferred tax assets.................     10.9        11.8
Valuation allowances.................................     (2.8)       (3.5)
                                                         -----       -----
   Net foreign deferred tax assets...................      8.1         8.3
                                                         -----       -----
Deferred tax liabilities

Other operating reserves.............................      5.1         2.9
Tax deductible inventory purchases...................      5.1         4.3
Basis differences in land and equipment..............      4.9         5.3
                                                         -----       -----
   Deferred tax liability............................     15.1        12.5
                                                         -----       -----
Net deferred tax asset...............................     44.5        42.7
                                                         =====       =====
Current deferred tax assets
Noncurrent deferred tax assets.......................     54.5        38.5
Current deferred tax liability.......................      5.1        16.7
Noncurrent deferred tax liability....................     (7.6)       (7.2)
                                                          (7.5)       (5.3)
                                                         -----       -----
Net deferred tax assets..............................    $44.5        42.7
                                                         =====       =====

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


NOTE G - NOTES PAYABLE AND LONG-TERM DEBT

The Company's short-term and long-term debt is summarized below as of the dates shown (in millions).

                                              Years ended October 31,
                                         --------------------------------
                                              1996                1995
                                             ------               ----
Private Placement.......................     $ 75.0                 --
Committed Credit Facilities.............       60.0               39.5
Lines of Credit.........................       36.4                 --
Other...................................        4.0                5.5
                                             ------              -----
                                              175.4               45.0
Less Current Maturities.................      (38.9)             (42.7)
                                             ------              -----
                                             $136.5                2.3
                                             ======              =====

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

Additional defined benefit pension plans cover employees outside the United States, primarily Mexico, Canada and the U.K. The benefits under these plans are based primarily on years of service and compensation levels. The Company funds these plans in amounts at least sufficient to meet the minimum funding requirements under applicable laws and governmental regulations.

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension expense includes the following components (in millions):

                                                            1996         1995          1994
                                                          -----------------------------------
Service cost for benefits earned during the year......... $  4.4           3.8            3.6
Interest cost on projected benefit obligation............   10.9           9.4            8.5
Actual return on plan assets.............................  (13.2)         (3.9)          (4.2)
Net amortization and deferral............................    2.2          (6.6)          (5.4)
                                                          ------          ----           ----
Net pension costs........................................ $  4.3           2.7            2.5
                                                          ======          ====           ====

The actuarial assumptions used were as follows:

                                                          1996              1995           1994
                                                      ----------------------------------------------
Discount rate........................................ 8.0% to 14.0%    5.00% to 14%   8.25% to  9.0%
Expected long-term rate of return on assets.......... 8.5% to 16.0%    8.5 % to 16%   8.5 % to 10.0%
Rate of increase in compensation levels..............  .5% to 10.0%    4.75% to 10%   4.75% to  6.5%
                                                      ----------------------------------------------

The funded status of the plans on the August 1 measurement dates was as follows (in millions):


 Plans with Assets Exceeding Accumulated Benefits,       1996    1995   1994
 in Millions
                                                         -------------------
Actuarial present value of benefit obligations:

Vested benefit obligation............................... $22.3   21.8   25.5
                                                         =====   ====   ====

Accumulated benefit obligation..........................  25.3   22.3   26.3
                                                         =====   ====   ====
Projected benefit obligation............................  30.0   24.3   27.9
Plan assets at fair value...............................  44.8   37.1   42.4
                                                         -----   ----   ----
Projected benefit obligation under plan assets..........  14.8   12.8   14.5
Unrecognized net (gain) loss............................  (1.6)  (1.0)   1.4
Unrecognized prior service cost.........................   1.2    1.2    2.2
Unrecognized net transition asset.......................  (1.8)  (2.2)  (3.8)
                                                         -----   ----   ----
Prepaid pension costs recognized as of August 1......... $12.6   10.8   14.3
                                                         =====   ====   ====


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 Plans with Accumulated Benefits Exceeding Assets, (in
 millions)                                              1996     1995    1994
                                                       ----------------------
Actuarial present value of benefit obligations:

Vested benefit obligation...........................   $ 90.9    80.1    57.8
                                                       ======   =====   =====

Accumulated benefit obligation......................     96.9    85.9    62.6
                                                       ======   =====   =====
Projected benefit obligation........................    114.6   103.9    79.4
Plan assets at fair value...........................     84.2    71.3    61.0
                                                       ------   -----   -----
Projected benefit obligation over plan assets.......    (30.4)  (32.6)  (18.4)
Unrecognized net loss...............................     24.7    27.9    12.9
Unrecognized prior service cost.....................     11.7     9.6     6.4
Unrecognized net transition asset...................     (1.6)   (2.2)   (2.6)
Adjustment required to recognize minimum liability..    (16.4)  (16.4)   (5.7)
                                                       ------   -----   -----
Pension liability recognized as of August 1.........   $(12.0)  (13.7)   (7.4)
                                                       ======   =====   =====


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

The effects of postretirement health care and life insurance benefits for non-U.S. employees, which supplement foreign government plans, are not significant under SFAS 106. The components of net periodic postretirement benefit cost were as follows (in millions):

                                                      1996   1995   1994
                                                     -------------------
Service cost........................................ $  .5     .5     .7
Interest cost.......................................   3.3    3.6    3.6
Amortization of prior service cost..................   (.1)   (.1)   (.1)
                                                     -----   ----   ----
Net periodic postretirement benefit cost............ $ 3.7    4.0    4.2
                                                     =====   ====   ====

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's U.S. postretirement health care and life insurance plans currently are not funded. The amounts recognized on the Company's balance sheet at October 31, 1996, 1995, and 1994, for the obligations relating to such plans were as follows (in millions):

                                                    1996   1995   1994
Accumulated postretirement benefit obligation:
                                                    ------------------
Retirees.........................................   $38.6  37.6   37.2
Fully eligible plan participants.................     4.6   5.8    5.6
Other active plan participants...................     3.9   4.0    5.6
                                                    -----  ----   ----
        Sub-total................................    47.1  47.4   48.4
Unrecognized gains...............................      .4    .1     .8
Unrecognized prior service cost..................     1.0   1.0    1.2
                                                    -----  ----   ----
Accrued postretirement benefit cost
recognized in the balance sheet..................   $48.5  48.5   50.4
                                                    =====  ====   ====



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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - EMPLOYEE AND DIRECTOR INCENTIVE PLANS


Stock Option Program

Under the 1992 Company's Stock Compensation Plan, stock options, stock appreciation rights and restricted stock may be granted to officers and key employees. Up to 2,700,000 shares of common stock are subject to the Plan, of which no more than 750,000 shares may be awarded as restricted stock. No grant may be made for less than 100 percent of the fair market value of the common stock on the date of grant. All options generally expire ten years after the date of grant. All officers and certain key employees have been assigned stock ownership levels and they are required to retain 25 percent of any option shares exercised if they have not yet achieved their ownership requirement. Changes in outstanding options during the three years ended October 31, 1996, are as follows:

                                                     No. of
                                                     shares     Option Price
                                                    ---------   ------------
Outstanding as of October 31, 1993                    653,797

Options granted                                       396,800   $11.81-13.37
Options exercised, expired or canceled               (147,923)    8.50-11.00
                                                    ---------

Outstanding as of October 31, 1994                    902,674

Options granted                                       451,600    14.69-16.94
Options exercised, expired or canceled                (63,250)    8.25-13.38
                                                    ---------

Outstanding as of October 31, 1995                  1,291,024

Options granted                                       371,600    17.19-19.25
Options exercised, expired or canceled               (220,898)    5.58-15.81
                                                    ---------

Outstanding as of October 31, 1996                  1,441,726
                                                    =========

Exercisable as of October 31, 1996                  1,037,570     6.80-19.25
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


401(k) Savings Plans

Prior to June 1, 1995, the Company sponsored three savings plans: two union plans and one non-union plan. On that date, they were merged into one plan covering all U.S. employees with one year of service. The Company subsequently named the Vanguard Group as trustee and record keeper and changed from a monthly to a daily valuation. Three additional funds, which included a Company stock fund, were added. A Company contribution was implemented, with a match of 50 percent for employee contributions to the Company stock fund, and a 25 percent match for contributions directed into other investment options, to a maximum of 6 percent of eligible pay. The entire match is made in Company common stock. The Company's matching contributions to this plan were $1.1 million and $.3 million during the years ended October 31, 1996 and 1995, respectively.


NOTE K - CAPITAL STOCK

Repurchase of Common Stock

In August 1993, the Board of Directors approved a plan to repurchase up to 4.1 million shares of the Company's common stock. In August 1994, the Board increased this by 2 million shares. The Company repurchased shares of common stock in the open market as shown in the table below. During the years ended October 31, 1996, 1995, and 1994, 255,176, 54,473, and 100,605 shares of treasury stock were issued , respectively. No treasury shares were issued in connection with such exercises in 1993.

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


NOTE L - EVENTS SUBSEQUENT TO THE BALANCE SHEET DATE

On January 23, 1997, the Company announced its strategic decision to divest the Marion business, its British Jeffrey Diamond mining equipment business in the United Kingdom and its joint venture interest in KOMDRESCO. It is the Company's intention to dispose of all of these operations within six months. In connection with the formal plans to divest, the Company will recognize a $20.5 million pre-tax charge to earnings during the first quarter of its 1997 fiscal year. It is the Company's intention to apply the proceeds from these divestitures to fund further growth by investing in existing businesses, making acquisitions with high growth potential, repurchasing shares or reducing debt. In 1996, the operations to be divested contributed $116.3 million to revenues and $5.2 million to earnings before taxes.


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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial information by Industry Segment and Geographic Area for the years ended October 31, 1996, 1995 and 1994 is as follows (in millions):

INDUSTRY SEGMENT                                       1996     1995    1994
                                                      ----------------------
SALES AND OPERATING REVENUES
   Minerals and refractory products division........  $331.4   318.2   242.6
   Mining and specialty equipment division..........   217.7   202.8   125.4
   Industrial tool division.........................    97.2    73.3    69.1
                                                      ------   -----   -----
      Total.........................................  $646.3   594.3   437.1
                                                      ======   =====   =====

OPERATING PROFIT AND EARNINGS BEFORE TAXES
   Minerals and refractory products division........  $ 39.2    38.2    28.9
   Mining and specialty equipment division..........    21.4    14.3      .2
   Industrial tool division.........................    14.2     8.7     8.5
                                                      ------   -----   -----
      Subtotal......................................    74.8    61.2    37.6
   Partnership operations...........................     2.3     2.7     2.4
                                                      ------   -----   -----
      Total operating profit........................    77.1    63.9    40.0
   General corporate expenses.......................   (21.7)  (26.1)  (11.6)
   Other nonsegment expenses, net...................      --     4.7    (3.8)
                                                      ------   -----   -----
      Earnings before taxes.........................  $ 55.4    42.5    24.6
                                                      ======   =====   =====

IDENTIFIABLE ASSETS
   Minerals and refractory products division........  $258.1   245.0   239.3
   Mining and specialty equipment division..........   241.0   161.3    99.8
   Industrial tool division.........................    86.6    44.4    35.6
                                                      ------   -----   -----
      Total identifiable assets.....................   585.7   450.7   374.7
   Investments in affiliates........................    20.5    17.1    14.7
   Corporate assets.................................   146.4   116.6    88.3
                                                      ------   -----   -----
         Total assets...............................  $752.6   584.4   477.7
                                                      ======   =====   =====

CAPITAL EXPENDITURES
   Minerals and refractory products division........  $ 22.9    17.4     9.6
   Mining and specialty equipment division..........    26.0    13.8     1.8
   Industrial tool division.........................     3.8     3.4     1.4
   Other............................................     1.0      .2      .2
                                                      ------   -----   -----
      Total capital expenditures....................  $ 53.7    34.8    13.0
                                                      ======   =====   =====

DEPRECIATION, DEPLETION AND AMORTIZATION
   Minerals and refractory products division........  $  8.7     8.5     5.6
   Mining and specialty equipment division..........     6.9     6.0     2.5
   Industrial tool division.........................     2.8     1.3      .9
   Other............................................      .3      .3      .3
                                                      ------   -----   -----
      Total depreciation,
        depletion and amortization..................  $ 18.7    16.1     9.3
                                                      ======   =====   =====


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


GEOGRAPHIC AREA                                        1996    1995    1994
                                                      ----------------------
SALES AND OPERATING REVENUES
   United States...................................   $462.7   438.7   329.7
   Canada..........................................     35.0    32.8    24.2
   Latin America...................................     83.2    64.6    23.2
   Europe..........................................     15.8    21.3    23.5
   Australia, Far East and South Africa............     49.6    36.9    36.5
Intergeographic area sales
   United States...................................     45.9    37.4    46.9
   Canada..........................................     32.0    28.8    22.8
   Latin America...................................      9.6    10.0      .1
   Europe..........................................       .4              .2
   Australia, Far East and South Africa............       .1      .2
   Eliminations....................................    (88.0)  (76.4)  (70.0)
                                                      ------   -----   -----
   Total...........................................   $646.3   594.3   437.1
                                                      ======   =====   =====

OPERATING PROFIT
   United States...................................   $ 46.2    34.4    24.9
   Canada..........................................      6.7     6.5     6.3
   Latin America...................................     17.2    13.7     (.5)
   Europe..........................................      1.3     3.0     3.6
   Australia, Far East and South Africa............      3.5     3.7     3.6
   Eliminations....................................      (.1)    (.1)    (.3)
                                                      ------   -----   -----
      Subtotal.....................................     74.8    61.2    37.6
Partnership operations
   Australia, Far East and South Africa............      2.3     2.7     2.4
                                                      ------   -----   -----
      Subtotal.....................................      2.3     2.7     2.4
                                                      ------   -----   -----
   Total operating profit..........................   $ 77.1    63.9    40.0
                                                      ======   =====   =====

IDENTIFIABLE ASSETS
   United States...................................   $410.1   278.0   215.2
   Canada..........................................     47.5    41.0    25.6
   Latin America...................................     96.7    98.9   107.5
   Europe..........................................     26.3    16.5    13.2
   Australia, Far East and South Africa............     26.1    27.2    31.1
   Eliminations....................................    (21.0)  (10.9)  (17.9)
                                                      ------   -----   -----
   Total identifiable assets.......................   $585.7   450.7   374.7
                                                      ======   =====   =====

UNITED STATES EXPORT SALES
   Canada..........................................   $ 36.0    16.2    12.8
   Latin America...................................     17.4    18.0    15.0
   Europe..........................................     19.9    26.1     6.6
   Australia, Far East, Middle East
    and South Africa...............................     31.8    23.7    16.1
                                                      ------   -----   -----
   Total United States export sales................   $105.1    84.0    50.5
                                                      ======   =====   =====


                               INDEX TO EXHIBITS

PAGE    EXHIBIT                        DESCRIPTION
----    -------                        -----------

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

          2.5 Inventory Purchase Agreement dated as of Quimica and Refractarios Mexicanos (Incorporated September 30, 1994, by and among by reference to Exhibit 2.2 to Form 8-K, Current Report, dated September 30, 1994).

          2.6 Assignment and Assumption Agreement dated as of among Refmex, RefGreen and Refractarios Mexicanos September 30, 1994, by and (Incorporated by reference to Exhibit 2.3 to Form 8-K, Current Report, dated September 30, 1994).

          2.7 Flir Asset Purchase Agreement dated as of Flir and Refractarios Mexicanos (Incorporated by September 30, 1994, by and among reference to Exhibit 2.4 to Form 8-K, Current Report, dated September 30, 1994).

          2.8 Magnesite Supply Agreement dated as of September QDR and Refractarios Mexicanos (Incorporated by 30, 1994, by and between reference to Exhibit 2.5 to Form 8-K, Current Report, dated September 30, 1994).

          2.9 Stock Purchase Agreement dated as of September Indresco Mexico and Quimica (Incorporated by 30, 1994, by and among IIRI, reference to Exhibit 2.6 to Form 8-K, Current Report, dated September 30, 1994).

          2.10 Noncompetition Agreement dated as of September Penoles and INDRESCO (Incorporated by reference to 30, 1994, by and between Exhibit 2.7 to Form 8-K, Current Report, dated September 30,
                 1994).

          3.1 Form of Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware and effective on November 1, 1995 (Incorporated by reference to Exhibit 3.1 to Form 8-B, Registration Statement effective November 1, 1995).

PAGE    EXHIBIT                        DESCRIPTION
----    -------                        -----------

          3.2 Bylaws of the Registrant, as amended effective December 13, 1995. (Incorporated by reference to Exhibit 3.2 to Form 10K for the year ended October 31, 1995).

          3.3 Certificate of Designations of Series A Junior Preferred Stock of the Registrant (Incorporated by reference to Exhibit 3.3 to Form 8-B, Registrration Statement, effective November 1, 1995).

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

        #10.12 Global Industrial Technologies, Inc. Retirement Income Plan for Industrial Operations (Incorporated by reference to Exhibit
                 10.10 to Form 10).

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

        *21      Subsidiaries of the Registrant.

        *23      Consent of Price Waterhouse LLP.


*Filed herewith.
# Management compensatory plan