Form 10-Q/A
period 1997-01-31
GLOBAL INDUSTRIAL TECHNOLOGIES INC
filed 1997-04-10
CIK 887941

                                 FORM 10-Q/A

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended January 31, 1997

                        Commission File Number 1-11160



                     GLOBAL INDUSTRIAL TECHNOLOGIES, INC.
                -----------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                          75-2617871
-------------------------------                        ---------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization                           Identification No.)


2121 San Jacinto Street
Suite 2500, L.B. 31
Dallas, Texas                                                   75201
------------------------------                          ---------------------
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

Yes   X     No.
    -----.       ------.

At February 28, 1997, 22,590,519 shares of Common Stock, par value $0.25 of the Registrant were outstanding.



                                 Page 1 of 14
                       Exhibit Index Appears on Page 14

                                     INDEX

                                                                        Page

Number
------

Part I.     Financial Information
            Management's Representation                                     3
            Consolidated Condensed Statements of Earnings for
             the three months ended January 31, 1997 and 1996               4
            Consolidated Condensed Balance Sheets as of
             January 31, 1997 and October 31, 1996                      5 - 6
            Consolidated Condensed Statements of Cash Flows
             for the three months ended January 31, 1997 and 1996           7
            Notes to Consolidated Condensed Financial Statements        8 - 9
            Management's Discussion and Analysis                      10 - 13

Part II.    Other Information                                              14

Signature                                                                  14

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

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                      (In millions except per share data)



                                             Three months ended
                                                 January 31,
                                           ----------------------
                                              1997        1996
                                           ----------  ----------
                                                 (Unaudited)
Revenues
  Net sales and operating revenues          $ 132.0     $ 149.3
  Other                                         0.3         0.6
                                           ----------  ----------
Total Revenues                                132.3       149.9
                                           ----------  ----------

Costs and Expenses
  Cost of sales                                93.2       111.7
  Selling, engineering, administrative and
     general expenses                          29.8        31.5
  Interest expense                              2.6         1.1
  Special charges                              20.5         0.0
  Other - net                                   1.4        (1.2)
                                           ----------  ----------
Total Costs and Expenses                      147.5       143.1
                                           ----------  ----------


Earnings before income taxes                  (15.2)        6.8

  Income tax (provision) benefit                3.8        (1.2)
                                           ----------  ----------

Net earnings                                $ (11.4)    $   5.6
                                           ==========  ==========


Earnings per common share                   $  (0.50)   $   0.25
                                           ==========  ==========


Average common shares outstanding              22.7        22.6
                                           ==========  ==========


    See accompanying Notes to Consolidated Condensed Financial Statements.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in millions)

                                                         January 31, 1997     October 31, 1996
ASSETS                                                                (Unaudited)
------                                                   ----------------     ----------------
Current Assets
  Cash and cash equivalents                                    $   11.7           $   11.5
  Notes and accounts receivable
    Public                                                        118.9              129.2
    Unconsolidated affiliates                                                          0.7
                                                               --------           --------
                                                                  118.9              129.9
    Less allowance for doubtful accounts                            1.7                1.5
                                                               --------           --------
                                                                  117.2              128.4
  Inventories
    Finished products and work in process                          95.4               93.0
    Raw materials and supplies                                     39.9               40.6
                                                               --------           --------
                                                                  135.3              133.6
                                                               --------           --------

  Deferred income taxes                                            54.5               54.5
  Asbestos insurance recoveries receivable                         44.2               42.6
  Prepaid expenses                                                  6.8                4.9
                                                               --------           --------

         Total Current Assets                                     369.7              375.5


Investments in Unconsolidated Affiliates                            5.3               20.5

Noncurrent Deferred Income Taxes                                    5.1                5.1

Goodwill  - net                                                    81.5               82.2

Other Assets                                                       70.6               71.6


Property, Plant and Equipment - at cost
  Land, land improvements and mineral deposits                     33.8               33.0
  Buildings                                                        90.8               88.9
  Machinery and equipment                                         366.3              354.6
                                                               --------           --------
                                                                  490.9              476.5
Less accumulated depreciation, depletion and amortization         283.8              278.8
                                                               --------           --------
    Total properties - net                                        207.1              197.7
                                                               --------           --------

         Total Assets                                          $  739.3           $  752.6
                                                               ========           ========


    See accompanying Notes to Consolidated Condensed Financial Statements.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in millions)

                                                             January 31, 1997    October 31, 1996
LIABILITIES AND SHAREHOLDERS' EQUITY                                    (Unaudited)
------------------------------------                         ----------------    ----------------
Current Liabilities
  Accounts payable                                                $   44.2              $    44.8
  Notes payable and current portion of long-term debt                 39.7                   38.9
  Advances from customers on contracts                                 2.4                    3.3
  Accrued compensation and benefits                                   16.6                   26.4
  Insurance reserves                                                  13.2                   13.2
  Income taxes currently payable                                       7.5                   14.1
  Current deferred income taxes                                        7.7                    7.6
  Asbestos related liabilites                                         39.0                   40.1
  Other accrued liabilities                                           24.4                   18.8
                                                                  --------              ---------
         Total Current Liabilities                                   194.7                  207.2


Long-term Debt                                                       141.7                  136.5

Pension Plans and Other Retiree Benefits                              50.0                   49.2

Noncurrent Deferred Income Taxes                                       6.8                    7.5

Other Liabilities                                                     51.8                   52.3


Shareholders' Equity
  Common Stock                                                         6.8                    6.8
  Capital in excess of par value                                     382.7                  382.8
  Retained Earnings                                                   18.5                   29.9
  Cumulative translation adjustment                                  (49.8)                 (56.0)
  Treasury stock, at cost                                            (61.1)                 (60.8)
  Other                                                               (2.8)                  (2.8)
                                                                  --------              ---------
         Total Shareholders' Equity                                  294.3                  299.9
                                                                  --------              ---------

         Total Liabilites and Shareholders' Equity                $  739.3              $   752.6
                                                                  ========              =========

    See accompanying Notes to Consolidated Condensed Financial Statements.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                                          Three months ended
                                                                             January  31,
                                                                    -------------------------------
                                                                        1997                1996
                                                                    ----------           ----------
                                                                              (Unaudited)
Cash flows from operating activities
     Net earnings                                                   $   (11.4)          $     5.6

     Adjustments to reconcile net earnings to cash flow
          Depreciation, depletion and amortization                        5.5                 4.6
          Earnings from affiliated companies                                -                (0.2)
          Special charges                                                20.5                   -
          Decrease in receivables                                        10.9                11.7
          Increase  in inventories                                       (1.6)              (12.3)
          (Increase) decrease in prepaid expenses                        (1.9)                2.5
          Decrease in accounts payable and accrued liabilities          (18.6)              (18.8)
          Decrease in advances from customers                            (1.0)               (7.8)
          Increase (decrease) in income taxes payable                    (6.6)                0.1
          Other - net                                                    (2.3)               (6.1)
                                                                    ---------           ---------

              Net cash generated (used) by operating activities          (6.5)              (20.7)
                                                                    ---------           ---------

Cash flows from investing activities
     Business acquisitions                                                  -               (70.9)
     Liquidation of investment in unconsolidated subsidiary              14.0                   -
     Capital expenditures                                               (12.4)              (10.1)
                                                                    ---------           ---------
          Net cash provided (used) by investing activities                1.6               (81.0)
                                                                    ---------           ---------

Cash flows from financing activities
     Proceeds from borrowings                                             6.6               102.0
     Reduction of debt                                                   (1.3)               (8.8)
     Options exercised under employee benefit plans                       0.4                 0.4
     Purchase of common shares                                           (0.7)               (0.8)
                                                                    ---------           ---------
          Net cash provided (used) by financing activities                5.0                92.8
                                                                    ---------           ---------

Effect of translation adjustments on cash                                 0.1                (0.3)
                                                                    ---------           ---------

Net increase(decrease) in cash and cash equivalents                       0.2                (9.2)

Cash and cash equivalents, beginning of period                           11.5                21.1
                                                                    ---------           ---------

Cash and cash equivalents, end of period                            $    11.7           $    11.9
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


NOTE C - CONTINGENCIES

The Company and its subsidiaries are involved in certain legal actions and claims arising in the ordinary course of business. There have been no
                                                    ------------------
significant changes related to the Company's contingent liabilities since
-------------------------------------------------------------------------
October 31, 1996, the Company's previous reporting period.  See NOTE H to
----------------------------------------------------------
Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.


NOTE D - DIVESTITURES

In January 1997, the Company sold its joint venture interest in KOMDRESCO. Also in January, the Company announced its strategic decision to divest itself of the surface mining equipment business and its underground mining equipment business in the United Kingdom. Effective February 1, 1997, the underground mining equipment business in the United Kingdom was sold. In connection with the planned divestitures, the Company recognized a $20.5 million pre-tax charge to earnings in the first quarter of 1997. Revenues of the operations to be
                                        --------------------------------
divested were $15.6 million and $31.2 million, and operating losses before taxes
--------------------------------------------------------------------------------
were $2.6 million and $.7 million for the first quarter of fiscal 1997 and 1996,
--------------------------------------------------------------------------------
respectively.
------------

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

                                            Three months ended
                                                January 31
                                        ----------------------------
                                           1997              1996
                                        ----------------------------
                                               (In Millions)
Sales and operating revenues:
Refractory Products                      $ 73.7               $ 69.4
Minerals                                   13.1                 13.9
Industrial Tool                            23.3                 18.8
Specialty Equipment Products               13.2                  9.1
Forged Products                            12.7                 11.9
Divested Operations                                             31.2
Intersegment sales                         (4.0)                (5.0)
                                         ------               ------
  Total sales and operating revenues     $132.0               $149.3
                                         ======               ======

Operating Profit:
Refractory Products                      $  4.8               $  4.7
Minerals                                    1.9                  3.6
Industrial Tool                             2.5                  1.6
Specialty Equipment Products               (0.1)                 0.5
Forged Products                             2.9                  3.1
Divested Operations                                             (0.8)
                                         ------               ------
  Subtotal                               $ 12.0               $ 12.7

KOMDRESCO                                                        0.2
                                         ------               ------
  Total operating earnings (loss)          12.0                 12.9

General corporate expenses                ( 6.7)                (6.1)
Special charges                           (20.5)
                                         ______               ______
Earnings (loss) before taxes             $(15.2)              $  6.8
                                         ======               ======

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



                         GLOBAL INDUSTRIAL TECHNOLOGIES, Inc.



                         By: /s/ Gary G. Garrison
                            ----------------------------------
                              Gary G. Garrison
                              Vice President Finance,Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Dated:  March 13, 1997