Form 10-Q
period 1997-04-30
GLOBAL INDUSTRIAL TECHNOLOGIES INC
filed 1997-06-12
CIK 887941

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Quarter Ended April 30, 1997

                        Commission File Number 1-11160



                     GLOBAL INDUSTRIAL TECHNOLOGIES, INC.
                -----------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                              75-2617871
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization                                Identification No.)


2121 San Jacinto Street
Suite 2500, L. B. 31
Dallas, Texas                                                       75201
-------------------------------                              -------------------
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

At May 31, 1997, 22,425,367 shares of Common Stock, par value $0.25 of the Registrant were outstanding.


                                 Page 1 of 16
                       Exhibit Index Appears on Page 16

                                     INDEX

                                                                    Page

Number
------

Part I.     Financial Information
            Management's Representation                                3
            Consolidated Condensed Statements of Earnings for
            the three months and six months ended April 30, 1997
            and 1996                                                   4
            Consolidated Condensed Balance Sheets as of
            April 30, 1997 and October 31, 1996                      5-6
            Consolidated Condensed Statements of Cash Flows
            for the six months ended April 30, 1997 and 1996           7
            Notes to Consolidated Condensed Financial Statements    8-10
            Management's Discussion and Analysis                   11-15

Part II.    Other Information                                         16


Signature                                                             16

                                    PART I
                             FINANCIAL INFORMATION



                          MANAGEMENT'S REPRESENTATION


The consolidated condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The Company believes that the disclosures are adequate to make the information presented not misleading.
These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes to consolidated financial statements included in the Annual Report on Form 10-K/A for the fiscal year ended October 31, 1996.

In the opinion of the Company, all adjustments have been included in the consolidated financial statements included herein that were necessary to present fairly the financial position of Global Industrial Technologies, Inc. and subsidiaries as of April 30, 1997; the results of operations for the three and the six months ended April 30, 1997 and 1996; and the cash flows for the six months ended April 30, 1997 and 1996. These adjustments consisted of normal recurring adjustments. The results of operations for such interim periods do not necessarily indicate the results for the full year.

              GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                       (In millions except per share data)




                                                                        Three months ended               Six months ended
                                                                              April 30,                     April 30,
                                                                     -----------------------           -------------------
                                                                       1997           1996               1997       1996
                                                                     -------         -------           -------     -------
                                                                            (Unaudited)                    (Unaudited)

    Revenues
         Net sales and operating revenues                            $ 153.3         $ 154.9           $ 285.3     $ 304.2
         Other                                                           0.3             0.3               0.6         0.9
                                                                     -------         -------           -------     -------
     Total Revenues                                                    153.6           155.2             285.9       305.1
                                                                     -------         -------           -------     -------

     Costs and Expenses
         Cost of sales                                                 108.5           110.7             201.7       222.4
         Selling, engineering, administrative and
            general expenses                                            31.1            32.4              60.9        63.9
         Interest expense                                                2.5             2.7               5.1         3.8
         Special charges                                                 0.0             0.0              20.5         0.0
            Other - net                                                 (2.0)           (3.1)             (0.6)       (4.3)
                                                                     -------         -------           -------     -------
     Total Costs and Expenses                                          140.1           142.7             287.6       285.8
                                                                     -------         -------           -------     -------

     Earnings before income taxes                                       13.5            12.5              (1.7)       19.3

         Income tax (provision) benefit                                 (3.3)           (2.3)              0.5        (3.5)
                                                                     -------         -------           -------     -------

     Net earnings                                                    $  10.2         $  10.2           $  (1.2)    $  15.8
                                                                     =======         =======           =======     =======





     Earnings per common share                                       $  0.45         $  0.45           $ (0.05)    $  0.70
                                                                     =======         =======           =======     =======


     Average common shares outstanding                                  22.5            22.7              22.6        22.6
                                                                     =======         =======           =======     =======

     Depreciation, Depletion & Amortization                              5.4             5.0              10.9         9.6
                                                                     =======         =======           =======     =======

     Capital Expenditures                                               15.1            14.1              27.5        24.2
                                                                     =======         =======           =======     =======



     See accompanying Notes to Consolidated Condensed Financial Statements

              GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (in millions)



                                                                         April 30, 1997         October 31, 1996
ASSETS                                                                                (Unaudited)
-----------------                                                       ---------------         ----------------

Current Assets
  Cash and cash equivalents                                             $           7.6         $           11.5
  Notes and accounts receivable
    Public                                                                        132.8                    129.2
    Unconsolidated affiliates                                                                                0.7
                                                                        ---------------         ----------------
                                                                                  132.8                    129.9
    Less allowance for doubtful accounts                                            1.7                      1.5
                                                                        ---------------         ----------------
                                                                                  131.1                    128.4
  Inventories
    Finished products and work in process                                          95.4                     93.0
    Raw materials and supplies                                                     43.3                     40.6
                                                                        ---------------         ----------------
                                                                                  138.7                    133.6
                                                                        ---------------         ----------------

  Deferred income taxes                                                            54.5                     54.5
  Asbestos insurance recoveries receivable                                         45.3                     42.6
  Prepaid expenses                                                                  6.3                      4.9
                                                                        ---------------         ----------------

                 Total Current Assets                                             383.5                    375.5


Investments in Unconsolidated Affiliates                                            5.3                     20.5

Noncurrent Deferred Income Taxes                                                    5.1                      5.1

Goodwill  - net                                                                    80.7                     82.2

Other Assets                                                                       71.6                     71.6


Property, Plant and Equipment - at cost
  Land, land improvements and mineral deposits                                     33.6                     33.0
  Buildings                                                                        92.3                     88.9
  Machinery and equipment                                                         369.4                    354.6
                                                                        ---------------         ----------------
                                                                                  495.3                    476.5
Less accumulated depreciation, depletion and amortization                         280.7                    278.8
                                                                        ---------------         ----------------
    Total properties - net                                                        214.6                    197.7
                                                                        ---------------         ----------------

                    Total Assets                                        $         760.8         $          752.6
                                                                        ===============         ================




     See accompanying Notes to Consolidated Condensed Financial Statements.

              GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (in millions)


                                                                                 April 30, 1997    October 31, 1996
LIABILITIES AND SHAREHOLDERS' EQUITY                                                        (Unaudited)
---------------------------------------------------------------------------      --------------    ----------------

Current Liabilities
  Accounts payable                                                               $         48.3     $          44.8
  Notes payable and current portion of long-term debt                                      51.2                38.9
  Advances from customers on contracts                                                      4.3                 3.3
  Accrued compensation and benefits                                                        16.7                26.4
  Insurance reserves                                                                       12.5                13.2
  Income taxes currently payable                                                            4.9                14.1
  Current deferred income taxes                                                             7.6                 7.6
  Asbestos related liabilites                                                              38.7                40.1
  Other accrued liabilities                                                                25.1                18.8
                                                                                 --------------      --------------
                 Total Current Liabilities                                                209.3               207.2


Long-term Debt                                                                            141.7               136.5

Pension Plans and Other Retiree Benefits                                                   51.5                49.2

Noncurrent Deferred Income Taxes                                                            7.4                 7.5

Other Liabilities                                                                          51.7                52.3


Shareholders' Equity
  Common Stock                                                                              6.8                 6.8
  Capital in excess of par value                                                          382.8               382.8
  Retained Earnings                                                                        28.7                29.9
  Cumulative translation adjustment                                                       (51.0)              (56.0)
  Treasury stock, at cost                                                                 (65.3)              (60.8)
  Other                                                                                    (2.8)               (2.8)
                                                                                 --------------      --------------
                 Total Shareholders' Equity                                               299.2               299.9
                                                                                 --------------      --------------

                 Total Liabilites and Shareholders' Equity                       $        760.8      $        752.6
                                                                                 ==============      ==============






     See accompanying Notes to Consolidated Condensed Financial Statements.

              GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)


                                                                        Six months ended
                                                                            April 30,
                                                               -----------------------------------
                                                                     1997               1996
                                                               ----------------   ----------------
                                                                           (Unaudited)



Cash flows from operating activities
  Net earnings                                                 $           (1.2)  $           15.8

  Adjustments to reconcile net earnings to cash flow
    Depreciation, depletion and amortization                               10.9                9.6
    Earnings from affiliated companies                                        -               (0.3)
    Special charges                                                        20.5                  -
    Decrease in receivables                                                 1.2                3.1
    Increase  in inventories                                               (9.8)             (23.7)
    (Increase) decrease in prepaid expenses                                (1.5)               1.2
    Decrease in accounts payable and accrued liabilities                  (13.6)              (9.8)
    Increase (decrease) in advances from customers                          1.0              (13.9)
    Increase (decrease) in income taxes payable                            (9.5)               1.0
    Other - net                                                            (3.3)              (5.0)
                                                               ----------------   ----------------

      Net cash generated (used) by operating activities                    (5.3)             (22.0)
                                                               ----------------   ----------------


Cash flows from investing activities
  Business acquisitions                                                       -              (70.9)
  Liquidation of investment in unconsolidated subsidiary                   14.9                  -
  Business disposals                                                        1.7                  -
  Capital expenditures                                                    (27.5)             (24.2)
                                                               ----------------   ----------------
    Net cash provided (used) by investing activities                      (10.9)             (95.1)
                                                               ----------------   ----------------

Cash flows from financing activities
  Proceeds from borrowings                                                 18.1              105.5
  Reduction of debt                                                        (1.3)              (3.2)
  Options exercised under employee benefit plans                            0.6                1.7
  Purchase of common shares                                                (5.3)              (0.8)
                                                               ----------------   ----------------
    Net cash provided (used) by financing activities                       12.1              103.2
                                                               ----------------   ----------------

Effect of translation adjustments on cash                                   0.2               (0.2)
                                                               ----------------   ----------------

Net increase(decrease) in cash and cash equivalents                        (3.9)             (14.1)

Cash and cash equivalents, beginning of period                             11.5               21.1
                                                               ----------------   ----------------

Cash and cash equivalents, end of period                       $            7.6   $            7.0
                                                               ================   ================


      See accompanying Notes to Consolidated Condensed Financial Statements

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                April 30, 1997



NOTE A - INTRODUCTION

The Company, Global Industrial Technologies, Inc. (Global), together with its subsidiaries and unconsolidated joint ventures conducts its business in five segments: Specialty Equipment Products, Refractory Products, Minerals, Forged Products, and Industrial Tools.


NOTE B - INVENTORIES

The determination of inventory values and cost of sales under the LIFO method for interim financial results are based on management's estimates of expected year-end inventories.


NOTE C - TRANSLATION OF HIGHLY INFLATIONARY CURRENCIES

The Company began reporting its Mexican operations as highly inflationary beginning with the quarter ended April 30, 1997, which is the first reporting period for the Company beginning after December 31, 1996. This change was made in accordance with SFAS 52, "Foreign Currency Translation". The effect of this change was not material to the Company's results during the second quarter of fiscal 1997 as exchange rates between the U.S. dollar and the peso remained relatively constant throughout this period. The Company has no other subsidiaries in highly inflationary economies.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                April 30, 1997



NOTE D - CONTINGENCIES

The Company and its subsidiaries are involved in certain legal actions and claims arising in the ordinary course of business which are described in Note H to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended October 31, 1996. There have been no significant changes related to the Company's contingent liabilities since October 31, 1996 except that the jury verdict mentioned in Note H in the aggregate amount of $231,000 entered into in 1994 on the vibration injury claims of five plaintiffs in Connecticut was vacated and the Supreme Court of Connecticut reversed the trial court's decision and remanded the case for new trial.


NOTE E - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board adopted the Statement of Financial Accounting Standards No. 128, "Earnings per Share". The Statement is effective for financial statements issued for periods ending after December 15, 1997 and specifies new standards for the computation and presentation of earnings per share. The Company's adoption of this standard will result in the dual presentation of "basic" and "diluted" earnings per share on the face of the Company's income statement. Diluted earnings per share calculated using the new standard is not expected to materially differ from primary earnings per share previously presented.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                April 30, 1997


NOTE F - INFORMATION BY INDUSTRY SEGMENT

The Company's industry segments are Refractory Products, Minerals, Industrial Tool, Specialty Equipment Products and Forged Products. Sales and operating profits results are presented below for the three and the six months ended April 30, 1997 and 1996.

                                        Three months ended             Six months ended
                                             April 30                      April 30
                                        -----------------------------------------------------
                                          1997      1996             1997           1996
                                        -----------------------------------------------------

                                                                 (In Millions)  (In Millions)
Sales and operating revenues:
Refractory Products                     $ 84.0     $ 74.1            $157.7         $143.5
Minerals                                  13.6       13.4              26.7           27.3
Industrial Tools                          28.6       24.2              51.9           43.0
Specialty Equipment Products              18.7       13.6              31.9           22.7
Forged Products                           14.8       12.8              27.5           24.7
Divested Operations                        0.0       22.7               0.0           53.9
Intersegment sales                        (6.4)      (5.9)            (10.4)         (10.9)
                                        ------     ------            ------         ------
  Total sales and operating revenues    $153.3     $154.9            $285.3         $304.2
                                        ======     ======            ======         ======

Operating Profit:
Refractory Products                     $  8.6     $  7.6            $ 13.4         $ 12.3
Minerals                                   1.7        3.1               3.6            6.7
Industrial Tools                           4.2        3.8               6.7            5.4
Specialty Equipment Products               1.6        1.2               1.5            1.7
Forged Products                            3.3        3.2               6.2            6.3
Divested Operations                        0.0        0.0               0.0           (0.6)
                                        -----      ------            ------         ------
  Subtotal                                19.4       18.9              31.4           31.8
                                        -----      ------            ------         ------
General corporate expenses               ( 5.9)      (6.4)            (12.6)         (12.5)
Special charges                            0.0        0.0             (20.5)           0.0
                                        -----      ------            ------         ------
Earnings (loss) before taxes            $ 13.5     $ 12.5            $ (1.7)        $ 19.3
                                        ======     ======            ======         ======

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                April 30, 1997

RESULTS OF OPERATIONS
---------------------

Three months and six months ended April 30, 1997 compared to April 30, 1996.

The Company had a net loss of $1.2 million or $.05 per share in the first six months of 1997 which included a $20.5 million pre-tax charge to earnings related to the divestiture of three businesses. Excluding the effect of the charge-off or any contribution from those three operating units, Global reported earnings of $0.63 per share on revenues of $285.9 million and segment operating profits of $31.4 million. For the same period a year ago, Global reported earnings of $0.73 per share on revenues of $251.2 million and segment operating profits of $32.4 million. An income tax benefit of $.5 million was recorded for the six months ended April 30, 1997, compared to a tax provision of $3.5 million for the prior year six month period.

Revenues for the second quarter of 1997 of $153.6 million were $21.1 million or 16% higher than the $132.5 million in the prior year quarter excluding the divested operations. Operating profits of $19.4 million compared to $18.9 million for the second quarter of 1996.

Segment operating profit for the six months was $31.4 million in fiscal 1997 compared to $31.8 million in 1996, a decrease of $.4 million. General corporate expenses were $.1 million higher for the six months ended April 30, 1997 versus 1996 due to an increase in interest expense of $1.3 million in 1997 over the first six months of 1996, partially offset by a decrease in headquarters expenses. For the quarter, 1997 general corporate expenses were $5.9 million, or $.5 million less than in the prior year period.

Consolidated revenues of $285.9 million for the first six months of fiscal 1997 were down $19.2 million, or 6.3 percent, from $305.1 million in the prior year period. The decrease was primarily due to the $53.9 million prior year contribution of the operations to be divested, partially offset by 1997 revenues of Corrosion Technology International, Inc. (CTI) and the Rotor Tool Company (Rotor). CTI results were not included in the first three months of the prior year and Rotor's contribution was not included in the first two months of fiscal 1996.

Total costs and expenses for the first six months of 1997 were $287.6 million, up slightly from $285.8 million for the same period in 1996. Costs of sales were $201.7 million, $20.7 million, or 9.3 percent, lower than the prior year period, due primarily to the exclusion from the current year results of the operations to be divested. Selling, engineering, administrative and general expenses were $60.9 million for the first six months of 1997, $3 million, or
4.7 percent, lower than the $63.9 million for the same period in 1996. Other - net is income of $.6 million for the first six months of 1997 compared to $4.3
million for the same period in 1996.   The prior year

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                April 30, 1997


included a foreign exchange gain of $2.2 million, miscellaneous asset sales of $1.4 million and $.3 million in equity company earnings. For 1997, the Other - net of $.6 million was primarily a $.3 million foreign exchange gain.

For the quarter, total costs and expenses were $140.1 million, down slightly from $142.7 million for the prior year. Cost of sales of $108.5 million for the 1997 second quarter were $2.2 million less than in 1996. Selling, engineering administrative and general expenses of $31.1 million were $1.3 million less than for the prior year quarter. Other - net for the 1997 second quarter was income of $2 million compared to $3.1 million for the prior year. The prior year foreign exchange gain was $1.8 million for the quarter versus $.3 million for the current year quarter.

Global's consolidated backlog of unshipped orders was $160.4 million at April 30, 1997 compared to $151.4 million at October 31, 1996 and $183.0 million at April 30, 1996. The 5.9 percent increase in unshipped orders from the fiscal year end is due primarily to increased demand for minerals and refractory products.

SEGMENT RESULTS
---------------

Refractory Products
-------------------

Revenues and operating profit for the first six months of fiscal 1997 of $157.7 million and $13.4 million compared to 1996 revenues of $143.5 million and operating profit of $12.3 million. Revenues and earnings were moderately higher (9.9 percent and 8.9 percent, respectively) in 1997 and reflected delayed refractories shipments in the first quarter of 1997 compared to last year, offset by an unusually large export order from a single customer that increased shipments for the first six months significantly.

For the second quarter of 1997, revenues and operating profits were $84.0 million and $8.6 million, respectively, compared to 1996 revenues of $74.1 million and operating profit of $7.6 million.

On March 27, 1997, the Company announced that its Harbison-Walker Division has entered into a joint venture agreement with the Siam Cement Group to develop, build and operate refractory plants throughout Southeast Asia. The two companies will be equal partner in these plants. Also, effective June 2, 1997, the Company purchased all the refractory related assets and business of Lota Green in Conception, Chile for $13.6 million.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                April 30, 1997


Minerals
--------

Minerals revenues of $26.7 million were down $.6 million, or 2.2 percent, from the same six month period in the prior year mostly because of reduced exports to Europe. Operating earnings were $3.6 million, down $3.1 million, or 46.3 percent, from 1996 operating profit of $6.7 million. Higher natural gas prices and a strengthening dollar in European markets adversely affected operating results.

Revenues of $13.6 million for the 1997 quarter were essentially the same as $13.4 million of revenues for the prior year. Operating profit of $1.7 million was down $1.4 million, or 45.2 percent, from the year earlier quarter operating profit of $3.1 million.

Industrial Tools
----------------

Revenues of $51.9 million for the first six months of fiscal 1997 were $8.9 million, or 20.7 percent, higher than revenues of $43.0 million for the prior year period. The increased sales volume was due primarily to strong aircraft and automotive markets.

Segment operating profit of $6.7 million for the six months ended April 30, 1997 is $1.3 million, or 24.1 percent, higher than for the first six months of 1996 due to the increased sales volume.

For the second quarter of 1997, revenues and operating profits of $28.6 million and $4.2 million, respectively, compared to revenues and operating profit of $24.2 million and $3.8 million, respectively, for the year earlier period.

Specialty Equipment Products
----------------------------

The Specialty Equipment Products segment consists of CTI and the Company's Processing Group. The segment's consolidated revenues for the first six months of fiscal 1997 of $31.9 million were up $9.2 million, or 40.5 percent, from the same period in 1996 because Corrosion Technology results had not been included in the first three months of 1996. Segment operating profit of $1.5 million for the first six months of fiscal 1997 compared to profit of $1.7 million for 1996.

Revenues for the second quarter of 1997 were $18.7 million compared to $13.6 million for 1996, and reflected improved CTI sales volume. Operating profits for 1997 of $1.6 million were up 33.3 percent from the 1996 second quarter profit of $1.2 million.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                April 30, 1997


Forged Products
---------------

Revenues of $27.5 million were up 11.3 percent from $24.7 million for the same period a year ago and operating profit of $6.2 million was essentially unchanged from operating profits of $6.3 million for the same period a year ago. The decrease in operating profit was due to software and robotic problems with production equipment that was installed to meet increased customer demand.

The 1997 second quarter revenues of $14.8 million were up 15.6 percent over 1996 revenues of $12.8 million. Operating profits for the second quarter were $3.3 million in 1997 and $3.2 million in the prior year.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
----------------------------------------------------

Cash and cash equivalents were $7.6 million at April 30, 1997, $3.9 million, or
33.9 percent, lower than at October 31, 1996. The net cash used by operating activities was $5.3 million for the first six months of fiscal 1997, which consisted of a decrease in accounts payable and accrued liabilities during the period of $13.6 million, a $9.8 million increase in inventories and a $9.5 million decrease in income taxes payable, offset by the first quarter special charge of $20.5 million and $10.9 million of depreciation and amortization. Investing activities consisted of $16.6 million in proceeds from business disposals offset by $27.5 million for capital expenditures at the operating units. Financing activities for the period generated $12.1 million consisting of $16.8 million of proceeds from borrowings less repayments, and $4.7 million for the repurchase of the Company's common shares, net of proceeds from stock options exercised under employee benefit programs.

The Company's current ratio at April 30, 1997 of 1.8 to 1 was unchanged from October 31, 1996. The Company had outstanding debt of $192.9 million at April 30, 1997 compared to $175.4 million at October 31, 1996.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                April 30, 1997


FORWARD-LOOKING STATEMENTS
--------------------------

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: general economic conditions in the industrial marketplace; U.S. iron and steel production; North American and European automotive and aircraft assembly production levels; currency fluctuations and world economic conditions; availability of installed and ordered manufacturing equipment; and significant variances in sales or costs at the Company's major business units.

                                    PART II
                               OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

     (a) The annual meeting of shareholders of Global was held on March 19, 1997.

     (b) At the meeting, J.L. Jackson and Rawles Fulgham were elected Directors to serve for a term expiring at the annual meeting of shareholders to be held in 2000.

               Nominees:            For                Withheld     Non-Votes

               J.L. Jackson         19,964,523         486,022          0
               Rawles Fulgham       19,961,252         489,293          0


Item 6:   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

               27   Financial Data Schedule

          (b) No reports on Form 8-K were filed during the second quarter ended April 30, 1997.



                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       GLOBAL INDUSTRIAL TECHNOLOGIES, Inc.


                       By: /s/ Gary G. Garrison
                          ------------------------------------------------------
                            Gary G. Garrison
                            Vice President Finance, Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Dated: June 13, 1997