Form 10-Q
period 1997-07-31
GLOBAL INDUSTRIAL TECHNOLOGIES INC
filed 1997-09-15
CIK 887941

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended July 31, 1997

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

At August 31, 1997, 22,067,447 shares of Common Stock, par value $0.25, of the Registrant were outstanding.


                                 Page 1 of 16
                       Exhibit Index Appears on Page 16

                                     INDEX


Number                                                                      Page
------

Part I.     Financial Information
            Management's Representation                                        3
            Consolidated Condensed Statements of Earnings for
             the three months and nine months ended July 31, 1997
             and 1996                                                          4
            Consolidated Condensed Balance Sheets as of
             July 31, 1997 and October 31, 1996                            5 - 6
            Consolidated Condensed Statements of Cash Flows
             for the nine months ended July 31, 1997 and 1996                  7
            Notes to Consolidated Condensed Financial Statements          8 - 10
            Management's Discussion and Analysis                         11 - 15

Part II.    Other Information                                                 16


Signature                                                                     16

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

In the opinion of the Company, all adjustments have been included in the consolidated financial statements included herein that were necessary to present fairly the financial position of Global Industrial Technologies, Inc. and subsidiaries as of July 31, 1997; the results of operations for the three and the nine months ended July 31, 1997 and 1996; and the cash flows for the nine months ended July 31, 1997 and 1996. These adjustments consisted of normal recurring adjustments. The results of operations for such interim periods do not necessarily indicate the results for the full year.

              GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                       (In millions except per share data)




                                                                    Three months ended           Nine months ended
                                                                         July 31,                      July 31,
                                                                 -----------------------       ----------------------
                                                                   1997           1996           1997          1996
                                                                 --------       --------       --------      --------
                                                                       (Unaudited)                    (Unaudited)

Revenues
    Net sales and operating revenues                             $  154.7       $  170.7       $  440.0      $  474.9
    Other                                                             0.4            0.4            1.0           1.3
                                                                 --------       --------       --------      --------
Total Revenues                                                      155.1          171.1          441.0         476.2
                                                                 --------       --------       --------      --------

Costs and Expenses
    Cost of sales                                                   112.4          121.6          314.1         344.0
    Selling, engineering, administrative and
       general expenses                                              30.8           33.5           91.7          97.4
    Interest expense                                                  2.7            1.0            7.8           4.8
    Special charges                                                  23.0            0.0           43.5           0.0
       Other - net                                                    0.1           (0.9)          (0.5)         (5.2)
                                                                 --------       --------       --------      --------
Total Costs and Expenses                                            169.0          155.2          456.6         441.0
                                                                 --------       --------       --------      --------


Earnings (loss) before income taxes                                 (13.9)          15.9          (15.6)         35.2

    Income tax (provision) benefit                                   (0.5)          (2.8)           0.0          (6.3)
                                                                 --------       --------       --------      --------

Net earnings (loss)                                              $  (14.4)      $   13.1       $  (15.6)     $   28.9
                                                                 ========       ========       ========      ========


Earnings (loss) per common share                                 $  (0.64)      $   0.58       $  (0.69)     $   1.28
                                                                 ========       ========       ========      ========


Average common shares outstanding                                    22.4           22.7           22.6          22.6
                                                                 ========       ========       ========      ========

Depreciation, Depletion & Amortization                                5.9            4.5           16.8          14.1
                                                                 ========       ========       ========      ========

Capital Expenditures                                                 20.1           19.4           47.6          43.6
                                                                 ========       ========       ========      ========


      See accompanying Notes to Consolidated Condensed Financial Statements

              GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (in millions)



                                                                       July 31, 1997             October 31, 1996
ASSETS                                                                               (Unaudited)
-----------------                                                   ----------------             ----------------

Current Assets
  Cash and cash equivalents                                         $            8.8             $           11.5
  Notes and accounts receivable
    Public                                                                     123.0                        129.2
    Unconsolidated affiliates                                                                                 0.7
                                                                    ----------------             ----------------
                                                                               123.0                        129.9
    Less allowance for doubtful accounts                                         1.8                          1.5
                                                                    ----------------             ----------------
                                                                               121.2                        128.4
  Inventories
    Finished products and work in process                                       95.5                         93.0
    Raw materials and supplies                                                  46.4                         40.6
                                                                    ----------------             ----------------
                                                                               141.9                        133.6
                                                                    ----------------             ----------------

  Deferred income taxes                                                         54.5                         54.5
  Asbestos insurance recoveries receivable                                      48.5                         42.6
  Prepaid expenses                                                               5.3                          4.9
                                                                    ----------------             ----------------

                 Total Current Assets                                          380.2                        375.5


Investments in Unconsolidated Affiliates                                         5.3                         20.5

Noncurrent Deferred Income Taxes                                                 5.1                          5.1

Goodwill  - net                                                                 80.4                         82.2

Other Assets                                                                    93.2                         71.6


Property, Plant and Equipment - at cost
  Land, land improvements and mineral deposits                                  35.4                         33.0
  Buildings                                                                     93.7                         88.9
  Machinery and equipment                                                      384.9                        354.6
                                                                    ----------------             ----------------
                                                                               514.0                        476.5
Less accumulated depreciation, depletion and amortization                      275.2                        278.8
                                                                    ----------------             ----------------
    Total properties - net                                                     238.8                        197.7
                                                                    ----------------             ----------------

                    Total Assets                                    $          803.0             $          752.6
                                                                    ================             ================



     See accompanying Notes to Consolidated Condensed Financial Statements.

              GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (in millions)

                                                                          July 31, 1997        October 31, 1996
LIABILITIES AND SHAREHOLDERS' EQUITY                                                  (Unaudited)
--------------------------------------------------------                  -------------        ----------------

Current Liabilities
  Accounts payable                                                        $        43.5         $          44.8
  Notes payable and current portion of long-term debt                              65.5                    38.9
  Advances from customers on contracts                                              5.1                     3.3
  Accrued compensation and benefits                                                14.8                    26.4
  Insurance reserves                                                               12.0                    13.2
  Income taxes currently payable                                                    9.9                    14.1
  Current deferred income taxes                                                     7.5                     7.6
  Asbestos related liabilites                                                      38.7                    40.1
  Other accrued liabilities                                                        38.8                    18.8
                                                                          -------------         ---------------
                 Total Current Liabilities                                        235.8                   207.2


Long-term Debt                                                                    151.8                   136.5

Pension Plans and Other Retiree Benefits                                           53.4                    49.2

Noncurrent Deferred Income Taxes                                                    7.4                     7.5

Other Liabilities                                                                  73.0                    52.3


Shareholders' Equity
  Common stock                                                                      6.8                     6.8
  Capital in excess of par value                                                  382.8                   382.8
  Retained earnings                                                                14.3                    29.9
  Cumulative translation adjustment                                               (53.4)                  (56.0)
  Treasury stock, at cost                                                         (66.1)                  (60.8)
  Other                                                                            (2.8)                   (2.8)
                                                                          -------------         ---------------
                 Total Shareholders' Equity                                       281.6                   299.9
                                                                          -------------         ---------------

                 Total Liabilites and Shareholders' Equity                $       803.0         $         752.6
                                                                          =============         ===============





     See accompanying Notes to Consolidated Condensed Financial Statements.

              GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)


                                                                          Nine months ended
                                                                               July 31,
                                                                        ----------------------
                                                                          1997          1996
                                                                        --------      --------
                                                                             (Unaudited)

Cash flows from operating activities
     Net earnings (loss)                                                $  (15.6)     $   28.9

     Adjustments to reconcile net earnings to cash flow
          Depreciation, depletion and amortization                          16.8          14.1
          Earnings from affiliated companies                                 -            (1.0)
          Special charges                                                   43.5             -
          Decrease in receivables                                            4.7           1.8
          Increase  in inventories                                          (8.0)        (20.8)
          (Increase) decrease in prepaid expenses                           (0.4)          3.1
          Decrease in accrued compensation                                 (11.6)        (11.6)
          Decrease in accounts payable and accrued liabilities             (20.2)        (12.9)
          Increase (decrease) in advances from customers                     1.7         (12.8)
          Increase (decrease) in income taxes payable                       (4.6)          3.1
          Other - net                                                       (0.9)         (2.5)
                                                                        --------       -------

              Net cash generated (used) by operating activities              5.4         (10.6)
                                                                        --------       -------


Cash flows from investing activities
     Business acquisitions                                                 (12.8)        (70.9)
     Liquidation of investment in unconsolidated subsidiary                 15.9             -
     Business disposals                                                      1.7             -
     Capital expenditures                                                  (47.6)        (43.6)
                                                                        --------       -------
          Net cash (used) by investing activities                          (42.8)       (114.5)
                                                                        --------       -------

Cash flows from financing activities
     Proceeds from borrowings                                               41.8         121.0
     Reduction of debt                                                      (1.4)         (3.5)
     Options exercised under employee benefit plans                          1.1           1.8
     Purchase of common shares                                              (6.7)         (2.5)
                                                                        --------       -------
          Net cash (used) by financing activities                           34.8         116.8
                                                                        --------       -------

Effect of translation adjustments on cash                                   (0.1)         (0.3)
                                                                        --------       -------

Net decrease in cash and cash equivalents                                   (2.7)         (8.6)

Cash and cash equivalents, beginning of period                              11.5          21.1
                                                                        --------       -------

Cash and cash equivalents, end of period                                $    8.8       $  12.5
                                                                        ========       =======


      See accompanying Notes to Consolidated Condensed Financial Statements

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 July 31, 1997



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


NOTE C - ACQUISITIONS

On June 2, 1997, the Company purchased the refractory business and related assets of Refractarios Lota-Green Limitada (Lota-Green) and subsidiary operations in Concepcion, Chile, for $13.6 million. The acquisition was accounted for using the purchase method of accounting and the assets and liabilities of Lota-Green were recorded at their fair values at the date of acquisition. Results of Lota-Green's operations are included in the accompanying consolidated condensed statement of earnings for the period subsequent to June 2, 1997.


NOTE D - DIVESTITURES

In January 1997, the Company sold its joint venture interest in KOMDRESCO. Also in January, the Company announced its strategic decision to divest itself of the surface mining equipment business and its underground mining equipment business in the United Kingdom. In connection with the divestitures, the Company recognized a $20.5 million pre-tax charge to earnings in the first quarter of 1997. Effective February 1, 1997, the underground mining equipment business in the United Kingdom was sold. The surface mining equipment business was sold effective August 26, 1997 for $40.1 million.

During the third quarter of 1997, a definitive agreement to sell the assets of the surface mining equipment business for $40 million was reached, and the Company provided for additional losses on disposal in the amount of $23 million. The additional provision was required as the terms of the definitive agreement were less favorable

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 July 31, 1997


than those contemplated in the loss recorded during the first quarter of 1997, primarily due to the expectation of receiving full book value of the assets being conveyed. The loss provision also includes $6 million for severance pay related to the termination of substantially all of the employees. The Company retained the business' U.S. real property, which is being held for sale as of August 26, 1997, the closing date of the sale. This loss has significantly affected the Company's 1997 reported tax liability and therefore, the Company has adjusted its reported tax provision to an effective rate of 0%. The operations to be divested contributed $86 million to revenues and $1.3 million to earnings before taxes for the first nine months of fiscal 1996.

NOTE E - CONTINGENCIES

The Company and its subsidiaries are involved in certain legal actions and claims arising in the ordinary course of business which are described in Note H to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended October 31, 1996. There were no significant changes related to the Company's contingent liabilities during the quarter ended July 31, 1997.


NOTE F - RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

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

In June 1997, the Financial Accounting Standards Board released Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both statements become effective for fiscal years beginning after December 15, 1997 with early adoption permitted. These statements require disclosure of certain components of changes in equity and certain information about operating segments and geographic areas of operation. No decision has been made as to when the company will adopt the statements. These statements will not have any effect on the results of operations or financial position.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 July 31, 1997



NOTE G - INFORMATION BY INDUSTRY SEGMENT

The Company's industry segments are Refractory Products, Minerals, Industrial Tools, Specialty Equipment Products and Forged Products. Sales and operating profits results are presented below for the three and the nine months ended July 31, 1997 and 1996.

                                          Three months ended     Nine months ended
                                               July 31               July 31
                                          ------------------    ------------------
                                            1997      1996       1997        1996
                                          ------------------    ------------------
                                             (In Millions)          (In Millions)
Sales and operating revenues:
Refractory Products                       $  88.8    $  75.7    $246.5      $219.2
Minerals                                     12.3       13.4      39.0        40.7
Industrial Tools                             28.7       26.6      80.6        69.6
Specialty Equipment Products                 18.6       15.1      50.5        37.8
Forged Products                              12.1       12.7      39.6        37.4
Divested Operations                           0.0       32.1       0.0        86.0
Intersegment sales                           (5.8)      (4.9)    (16.2)      (15.8)
                                          -------    -------    ------      ------
  Total sales and operating revenues      $ 154.7    $ 170.7    $440.0      $474.9
                                          =======    =======    ======      ======

Operating Profit:
Refractory Products                       $  8.9     $   7.3    $ 22.3      $ 19.6
Minerals                                     1.3         1.9       4.9         8.6
Industrial Tools                             4.6         4.3      11.3         9.7
Specialty Equipment Products                (1.2)        1.8       0.3         3.5
Forged Products                              2.0         3.7       8.2        10.0
Divested Operations                          0.0         1.9       0.0         1.3
                                          ------     -------    ------      ------
  Subtotal                                  15.6        20.9      47.0        52.7
                                          ------     -------    ------      ------
General corporate expenses                 ( 6.5)       (5.0)    (19.1)      (17.5)
Special charges                            (23.0)        0.0     (43.5)        0.0
                                          ------     -------    ------      ------
Earnings (loss) before income taxes       $(13.9)    $(15.9)    $(15.6)     $ 35.2
                                          ======     ======     ======      ======

            GLOBAL INDUSTRIAL TECHNOLOGIES,  INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 July 31, 1997

RESULTS OF OPERATIONS
---------------------

Three months and nine months ended July 31, 1997 compared to July 31, 1996.

The Company had a net loss of $15.6 million or $.69 per share in the first nine months of 1997 which included a $43.5 million pre-tax charge to earnings related to the divestiture of three businesses. Excluding the effect of the charge-off or any contribution from those three operating units, Global reported earnings of $1.24 per share on revenues of $441.0 million and segment operating profits of $47 million. For the same period a year ago, Global reported earnings of $1.28 per share on revenues of $390.2 million and segment operating profits of $51.4 million excluding the divested operations. No income tax expense was recorded for the nine months ended July 31, 1997, compared to a tax provision of $6.3 million for the prior year nine month period.

Revenues for the third quarter of 1997 of $155.1 million were $16.1 million or 12% higher than the $139 million in the prior year quarter excluding the divested operations. Operating profits of $15.6 million compared to $19.0 million for the third quarter of 1996 excluding the divested operations.

Segment operating profit for the nine months was $47.0 million in fiscal 1997 compared to $52.7 million in 1996, a decrease of $5.7 million. General corporate expenses were $1.6 million higher for the nine months ended July 31, 1997 versus 1996 due to an increase in interest expense of $3.0 million in 1997 over the first nine months of 1996, partially offset by a decrease in headquarters expenses. For the quarter, 1997 general corporate expenses were $6.5 million, or $1.5 million more than in the prior year period.

Consolidated revenues of $441.0 million for the first nine months of fiscal 1997 were down $35.2 million, or 7.4 percent, from $476.2 million in the prior year period. The decrease was primarily due to the $86 million prior year contribution of the divested operations, partially offset by 1997 revenues of Corrosion Technology International, Inc. (CTI) and the Rotor Tool Company (Rotor). CTI results were not included in the first three months of the prior year and Rotor's contribution was not included in the first two months of fiscal 1996.

Total costs and expenses for the first six months of 1997 were $456.6 million, up from $441.0 million for the same period in 1996. Costs of sales were $314.1 million, $29.9 million, or 8.7 percent, lower than the prior year period, due to the exclusion from the current year results of the divested operations.
Selling, engineering, administrative and general expenses were $91.7 million for the first nine months of 1997, $5.7 million, or 5.8 percent, lower than the $97.4 million for the same period in 1996. Other - net is income of $.5 million for the first nine months of

            GLOBAL INDUSTRIAL TECHNOLOGIES,  INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 July 31, 1997


1997 compared to income of $5.2 million for the same period in 1996.   The prior
year included a foreign exchange gain of $2.5 million, miscellaneous asset sales of $1.6 million and $1.0 million in equity company earnings. For 1997, the Other - net of income of $.5 million was primarily a $.3 million foreign exchange gain.

For the quarter, total costs and expenses were $169 million, compared to $155.2 million for the prior year. Cost of sales of $112.4 million for the 1997 third quarter were $9.2 million less than in 1996. Selling, engineering administrative and general expenses of $30.8 million were $2.7 million less than for the prior year quarter. Other - net for the 1997 third quarter was expense of $.1 million compared to income of $.9 million for the prior year.

Global's consolidated backlog of unshipped orders was $161.4 million at July 31, 1997 compared to $151.4 million at October 31, 1996 and $157 million at July 31, 1996. The 6.6 percent increase in unshipped orders from the fiscal year end is due primarily to increased demand for minerals and refractory products.

SEGMENT RESULTS
---------------

Refractory Products
-------------------

Revenues and operating profit for the first nine months of fiscal 1997 of $246.5 million and $22.3 million compared to 1996 revenues of $219.2 million and operating profit of $19.6 million. Revenues and earnings were moderately higher (12.4 percent and 13.8 percent, respectively) in 1997 and reflected delayed refractories shipments in the first quarter of 1997 compared to last year, offset by an unusually large export order from a single customer that increased shipments for the first nine months significantly.

For the third quarter of 1997, revenues and operating profits were $88.8 million and $8.9 million, respectively, compared to 1996 revenues of $75.7 million and operating profit of $7.3 million.

Effective June 2, 1997, RECSA, a wholly owned Chilean subsidiary of the Company, purchased all the refractory related assets and business of Lota-Green in Concepcion, Chile for $13.6 million. Subsequent to this, effective July 23, 1997, RECSA signed a three year contract valued at $27 million to supply refractory products for the largest steel producer in Chile. The contract is the largest refractory contract in the Company's history and would not have been possible without the additional capacity provided by the Lota-Green acquisition.

            GLOBAL INDUSTRIAL TECHNOLOGIES,  INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 July 31, 1997


Minerals
--------

Minerals revenues of $39.0 million were down $1.7 million, or 4.2 percent, from the same nine month period in the prior year mostly because of reduced exports to Europe. Operating earnings were $4.9 million, down $3.7 million, or 43 percent, from 1996 operating profit of $8.6 million. Higher natural gas prices and a strengthening dollar in European markets adversely affected operating results.

Revenues of $12.3 million for the 1997 quarter were essentially the same as $13.4 million of revenues for the prior year. Operating profit of $1.3 million was down $.6 million, or 31.6 percent, from the year earlier quarter operating profit of $1.9 million.

Industrial Tools
----------------

Revenues of $80.6 million for the first nine months of fiscal 1997 were $11 million, or 15.8 percent, higher than revenues of $69.6 million for the prior year period. The increased sales volume was due primarily to strong aircraft and automotive markets.

Segment operating profit of $11.3 million for the nine months ended July 31, 1997 is $1.6 million, or 16.5 percent, higher than for the first nine months of 1996 due to the increased sales volume.

For the third quarter of 1997, revenues and operating profits of $28.7 million and $4.6 million, respectively, compared to revenues and operating profit of $26.6 million and $4.3 million, respectively, for the year earlier period.

Specialty Equipment Products
----------------------------

The Specialty Equipment Products segment consists of CTI and the Company's Processing Group. The segment's consolidated revenues for the first nine months of fiscal 1997 of $50.5 million were up $12.7 million, or 33.6 percent, from the same period in 1996 primarily because CTI results had not been included in the first three months of 1996. Segment operating profit of $.3 million for the first nine months of fiscal 1997 compared to profit of $3.5 million for 1996. The 1997 operating profit of $.3 million includes a $2.5 million write down of overstated Processing assets, primarily inventory, that the Company recognized in the third quarter of 1997.

Revenues for the third quarter of 1997 were $18.6 million compared to $15.1 million for 1996, and reflected improved CTI sales volume. Operating losses for 1997 of $1.2 million compared to the 1996 third quarter profit of $1.8 million, due to the write down of Processing assets.

            GLOBAL INDUSTRIAL TECHNOLOGIES,  INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 July 31, 1997


Forged Products
---------------

Revenues of $39.6 million were up 6 percent from $37.4 million for the same period a year ago and operating profit of $8.2 million compared to operating profits of $10.0 million for the same period a year ago. The decrease in operating profit was due to a drop-off in production volume because of problems with production equipment that have since been resolved with replacement equipment.

The 1997 third quarter revenues of $12.1 million were down 4.7 percent from 1996 revenues of $12.7 million. Operating profits for the third quarter were $2.0 million in 1997 and $3.7 million in the prior year.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
----------------------------------------------------

Cash and cash equivalents were $8.8 million at July 31, 1997, $2.7 million, or
23.5 percent, lower than at October 31, 1996. The net cash generated by operating activities was $5.4 million for the first nine months of fiscal 1997, which consisted of a decrease in accounts payable and accrued liabilities during the period of $20.2 million, an $11.6 million decrease in accrued compensation, a $8 million increase in inventories and a $4.6 million decrease in income taxes payable, offset by the special charge of $43.5 million and $16.8 million of depreciation and amortization. Investing activities consisted of $17.6 million in proceeds from business disposals offset by $47.6 million for capital expenditures at the operating units, the most significant being for the start-up of the undercarriage business within the Forged Products Group. Financing activities for the period generated $34.8 million consisting of $40.4 million of proceeds from borrowings less repayments, and $5.6 million for the repurchase of the Company's common shares, net of proceeds from stock options exercised under employee benefit programs.

The Company's current ratio at July 31, 1997 of 1.6 to 1 decreased from a ratio of 1.8 to 1 at October 31, 1996. The Company had outstanding debt of $217.3 million at July 31, 1997 compared to $175.4 million at October 31, 1996.

            GLOBAL INDUSTRIAL TECHNOLOGIES,  INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 July 31, 1997


FORWARD-LOOKING STATEMENTS
--------------------------

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The following important factors could cause actual results to differ materially from those described in such statements: timing of completion of divestitures and their effects upon the Company: recouping delayed business on a schedule different than anticipated: development of new products: changes in currency exchange rates: litigation: timing of additions to manufacturing capacity: unanticipated production or shipment delays: and significant variances in sales or costs at a major business unit.

                                    PART II
                               OTHER INFORMATION



Item 6:   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

               10 Asset Purchase Agreement, dated as of July 21, 1997, between The Marion Power Shovel Company and Bucyrus International, Inc.

               27   Financial Data Schedule

          (b) No reports on Form 8-K were filed during the third quarter ended July 31, 1997.



                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             GLOBAL INDUSTRIAL TECHNOLOGIES, Inc.


                             By: /s/ Gary G. Garrison
                                 -----------------------------------------------
                                 Gary G. Garrison
                                 Vice President Finance, Chief Financial Officer (Authorized Officer and Principal Financial
                                  Officer)

Dated: September 12, 1997