Form 10-K/A
period 1997-10-31
GLOBAL INDUSTRIAL TECHNOLOGIES INC
filed 1998-01-30
CIK 887941

             THIS IS BEING FILED TO INCLUDE THE CORRECT EXHIBIT 23

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                  FORM 10-K/A

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended October 31, 1997

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
  Preferred Stock Purchase Rights             New York Stock Exchange, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X    No
                           ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock (based on the closing price on the New York Stock Exchange as of December 31, 1997 held by non-affiliates of the registrant was approximately $371,154,791.

As of December 31, 1997, there were 21,913,207 shares of Global Industrial Technologies, Inc. Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive 1998 proxy statement filed or to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Global Industrial Technologies, Inc. has duly caused this report to be signed by the undersigned, thereunto duly authorized in the City of Dallas, State of Texas, on January 27, 1998.

                                Global Industrial Technologies, Inc.


                                By: /s/ Gary G. Garrison
                                    ----------------------------------
                                     Gary G. Garrison
                                     Vice President - Finance,
                                     Chief Financial Officer
                                     (Principal Finance and Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 27, 1998.

     SIGNATURE                                TITLE
     ---------                                -----

*/s/ J. L. Jackson                       Chairman of the Board, Chief
-----------------------------
(J. L. Jackson)                           Executive Officer and Director
                                          (Principal Executive Officer)

/s/ Gary G. Garrison                        Vice President - Finance,
-----------------------------
(Gary G. Garrison)                            Chief Financial Officer
                                         (Principal Finance and Accounting
                                         Officer)

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

            3.3 Certificate of Designations of Series A Junior Preferred Stock of the Registrant (Incorporated by reference to Exhibit 3.3 to Form 8-B,Registration Statement, effective November 1, 1995).

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

          #10.8 Global Industrial Technologies, Inc. Deferred Compensation Plan (Incorporated herein by reference to Exhibit A to Registrant's Definitive Proxy Statement dated February 10, 1995 for the Annual Meeting of Shareholders held March 15,
                    1996).

          #10.9 Global Industrial Technologies, Inc. 1993 Directors' Stock Incentive/Retirement Plan (Incorporated herein by reference to Exhibit 10.7 to Form 10-K for the year ended October 31,
                    1993).

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

           10.20 Asset Purchase Agreement, dated as of July 21, 1997 by and among The Marion Power Shovel Company, Marion Power Shovel Pty, Ltd., INTOOL International B.V., and Global-Gix Canada Inc. (collectively, as Sellers) and Global Industrial Technologies, Inc. as Parent and Bucyrus International, Inc., Bucyrus (Australia) Proprietary Ltd., Bucyrus (Africa) (Proprietary) Limited, and Bucyrus Canada Limited (collectively, as Buyers) (Incorporated herein by reference to Exhibit 10 to Form 10-Q for the quarter ending July 31,
                    1997)

          *21       Subsidiaries of the Registrant.

          *23       Consent of Price Waterhouse LLP.

          *27       Financial Data Schedule.

*Filed herewith.
# Management compensatory plan

The Company will furnish copies of any exhibit on request and payment of the Company's reasonable expenses of furnishing such exhibit.