Form 10-K
period 1997-10-31
GLOBAL INDUSTRIAL TECHNOLOGIES INC
filed 1998-01-30
CIK 887941

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

                                    PART 1

1. BUSINESS

  During 1997, Global Industrial Technologies, Inc., a Delaware corporation (Global Industrial Technologies, Inc., together with its subsidiaries, either Global or the Company), conducted its business in five segments: Refractory Products, Minerals, Specialty Equipment Products, Forged Products and Industrial Tool.

  In 1996, the Company included a 50% joint venture and conducted its business in three segments: Minerals and Refractory Products, Mining and Specialty Equipment and Industrial Tool. The Company revised its businesses into five segments effective with the beginning of fiscal 1997 to reflect the divestitures, announced on January 23, 1997, of its 50% partnership interest in KOMDRESCO of South Africa, the British Jeffrey Diamond underground mining equipment operation in the United Kingdom and the worldwide operations of The Marion Power Shovel Company. The business segment revisions were also made in anticipation of the adoption of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The ongoing operations of the Company were organized into five segments with the Harbison-Walker Minerals business and the Ameri-Forge forged products business being presented as individual segments.

OPERATIONS OF THE COMPANY

  The Company operates in industries and markets that are highly competitive. The demand for the Company's products is dependent upon, among other things, general economic conditions in the industrial marketplace and, more specifically, on U.S. iron and steel production, North American and European automotive assembly production, U.S. aircraft production levels, and worldwide demand for certain refractory raw materials. Further, the Company's domestic and foreign operations may from time to time be adversely affected by currency fluctuations and world economic conditions. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following sections describe the Company's five business segments and their principal products and activities. For financial information by segment and geographic area, see Note N to Global's Consolidated Financial Statements, which also provides general information concerning the business of the Company.


REFRACTORY PRODUCTS

  Harbison-Walker Refractories Company (Harbison-Walker) and its affiliates, which include Refmex S.A. de C.V. (Refmex), the largest Mexican producer of refractory products, and Refractarios Chilenos S.A. (RECSA), Chilean manufacturers of a broad line of refractory products, are leading suppliers of refractory products and technology. Harbison-Walker manufactures over 200 refractory products in various shapes, sizes and forms. Refractories, which are made principally from magnesite, graphite, bauxite, quartzite and fire clays, are used in virtually every industrial process requiring heating or containment of a solid, liquid or gas at a high temperature. Iron and steel producers, which accounted for approximately 55 percent of the Company's 1997 refractory sales, use the Company's products in various types of furnaces, in coke ovens and in iron and steel handling and steel finishing operations. Industrial markets for the Company's refractory products include non-ferrous metals producers (aluminum, copper and zinc), mineral processors (cement and lime), glass producers, fossil-fueled power plants, chemical and petroleum processing plants and general industry.


  Sales and operating revenues for Refractory Products were $335.5 million, $300.5 million, and $295.0 million for 1997, 1996 and 1995, respectively.

MINERALS

  Harbison-Walker collects and processes certain minerals, one of the primary products being high-purity magnesite, which is used in the manufacture of premium refractory products. This business, founded to be strictly an internal source of magnesite for Harbison-Walker, is now a supplier of high-quality raw materials to refractory manufacturers worldwide. In addition to high-purity magnesite, the Company's products include: caustic magnesia, used in many industrial applications, such as acid neutralization, flue gas desulfurization, flame retardants, pharmaceuticals, animal feed and fuel additives; and fused magnesite, used as a grain in the manufacture of refractory products and in the manufacture of heating elements for ovens, stovetops, water heaters and other household and industrial products. Minerals previously had been a part of the Minerals and Refractory Products segment.

  Sales and operating revenues for Minerals were $50.0 million, $51.6 million, and $46.3 million for 1997, 1996 and 1995, respectively.


INDUSTRIAL TOOL

  INTOOL, Inc. and its affiliates manufacture and sell a complete product line of high-quality pneumatic and electric tools for industrial applications, including assembly and material removal. Its primary products are: Cleco pneumatic and electric tools, including assembly tools used primarily in the electronic, aircraft and automotive markets, and maintenance and fabrication tools supplied primarily to petroleum refineries, chemical plants, foundries, steel mills and general industry; Quackenbush pneumatic and hydraulic precision drilling equipment, which is used in the aircraft and aerospace industries and in mobile machining applications; Rotor fixturized and specialty engineered tools used primarily in automotive assembly operations; Airetool cleaners and expanders which are used by manufacturers and users of heat exchangers and boilers of all types; and ITD Automation automated fastening systems which are used in the automotive and heavy equipment assembly markets.

  Primary customers for product lines in the Industrial Tool segment include automotive assembly plants, aircraft assembly plants, general industrial plants, power generation, refineries and petrochemical plants.

  Sales and service revenues for the Industrial Tool segment were $113.2 million, $97.2 million, and $73.3 million for 1997, 1996 and 1995, respectively.


SPECIALTY EQUIPMENT PRODUCTS

  The Specialty Equipment Products segment manufactures a variety of equipment for various industrial applications. Its primary products are: the Unicell, a polymer concrete cell used in the refining of non-ferrous metals, principally the copper refining market; and shredders, crushers, vibrating feeders and coal jigs that are sold to the general processing and recycling, forest products, quarrying, coal processing and waste processing and recycling markets. Its shredders are used for materials such as tires, glass, auto bodies, paper, carpet, precious metals retrieval and other bulk materials for the processing and recycling market.

  Sales and service revenues for the Specialty Equipment Products segment were $68.8 million, $50.8 million, and $31.3 million for 1997, 1996 and 1995, respectively.

FORGED PRODUCTS

  The Ameri-Forge Corporation (Ameri-Forge), which had been included within the former Mining and Specialty Equipment segment of the Company is a leading manufacturer of forged steel flanges used to connect components of closed systems for processing and transporting liquids and gases, and has undertaken the manufacture of undercarriage parts and components for track-mounted vehicles, such as bulldozers and excavators. This segments' products serve the oil and gas, petrochemical, construction, food and water treatment and heavy equipment manufacturers and users. The manufacture of undercarriage parts began in fiscal 1997 and is expected to be the largest contributor to future growth of Ameri-Forge, primarily in the area of aftermarket sales.

  Sales and service revenues for Forged Products were $54.1 million, $50.6 million, and $42.2 million for 1997, 1996 and 1995, respectively.


DIVESTED OPERATIONS

  On January 23, 1997, the Company announced its decision to divest a number of business units within the Mining and Specialty Equipment segment. The business units divested included the worldwide operations of The Marion Power Shovel Company, the underground mining equipment business of British Jeffrey Diamond of the United Kingdom, and the Company's 50 percent joint venture interest in KOMDRESCO. In connection with the formal plans to divest, the Company recognized a $43.5 million pre-tax charge to earnings.

  The Marion Power Shovel Company and its affiliates were producers of walking and crawler draglines, electric mining shovels, and related equipment and services used in surface mining. The underground mining business of British Jeffrey Diamond was a manufacturer of components such as shearers and related equipment used in the longwall method of underground mining. KOMDRESCO, a general partnership in which the Company held a 50 percent interest, acted as a distributor and licensed manufacturer of Dresser, Haulpak, Galion and Komatsu mining and construction equipment and materials handling products in South Africa and certain neighboring territories.

  The Jeffrey Underground Mining Equipment operation, which was primarily engaged in the production of underground continuous mining machines, haulage systems and related equipment used primarily in underground coal mines, was sold on October 26, 1995. Sales of Jeffrey equipment were generally made directly to users through the Company's sales engineers and support personnel.


PROFILE AND TYPE OF CUSTOMERS

  Most customers of the Company are medium to large corporations or businesses, and medium to large distribution companies which serve them. Major customer groupings include large multi-plant integrated steel companies, medium single-plant integrated steel companies, mini-mill electric furnace steel companies, aluminum companies, cement and lime producers, flat glass and container glass producers, chemical plants, petroleum refineries, power plants, waste incineration companies, quarries, automotive companies, aircraft production companies, shredding and recycling companies and copper and other mineral refining companies. Customers are located in most geographical areas, including North and South America, Africa, Asia, the Far East, Europe and Australia. Many customers are served by more than one operation of the Company.


INTERNATIONAL SALES AND EXPORTS

International sales and direct exports from the U. S. historically represent 40 to 45 percent of the Company's consolidated sales. The Company believes that although a particular product or geographical region may be impacted severely by changed circumstances, the overall product market and geographical balance will prove beneficial to the Company over an extended period.


RAW MATERIALS

  Both the Minerals and Refractory Products segments obtain their raw materials from sources throughout the world. Over 30 percent of all raw materials used in production of refractories by the Company's subsidiaries is controlled by the Company. The remaining 70 percent is purchased from worldwide sources including China, South Africa, South America and Canada. Dual sources of raw materials have been established on all critical materials and these percentages can change somewhat depending on worldwide pricing.

  Primary materials, such as various magnesites, aluminas, chrome ores, silicas and graphite, are purchased under long-term procurement plans. High purity magnesium hydroxide, a critical material to Harbison-Walker, is obtained through an exclusive arrangement with Dow Chemical that has been in existence for 37 years. The current contract expires December 31, 1998. This contract has been extended many times and the Company anticipates further extensions.

  The Company believes that other raw materials it requires are readily available from multiple sources and that the loss of an individual supplier would not have a material adverse effect on the Company's ability to procure necessary raw materials.


COMPETITION

  The industries in which the various segments of the Company operate are highly competitive. During the 1980's, these industries experienced significant consolidation and retrenchment. The Company now competes with several large national and international companies in each segment. Principal competitors include A.P. Green Industries, Inc., and the North American Refractories Division of Didier Verke in both the Minerals and the Refractory Products segments; Anticorrosivos Industriales, Ltda. in Specialty Equipment Products; Cooper Industries, Inc., Atlas Copco AB, Ingersoll-Rand Company and The Stanley Works in Industrial Tools, Berco Produktion AB, and Intertractor GmbH in Forged Products, as well as numerous short-line and specialty manufacturers with differing manufacturing and marketing methods. Each of the Company's businesses has a strong reputation and market position. The Company attempts to capitalize on its reputation and market position and competes on the bases of quality, innovation, product research and development, and market expertise as well as price.

RESEARCH, DEVELOPMENT AND PATENTS

  The Company and its subsidiaries conduct research and development activities within their particular fields for the purposes of improving existing products and developing new ones to meet the needs of their customers. In addition, research and development programs are directed toward development of new products and services for diversification or expansion. Research and development costs charged to earnings were $5.1 million in 1997, $4.9 million in 1996, and $3.3 million in 1995.

  As of October 31, 1997, the Company beneficially owned approximately 288 patents and had pending approximately 185 patent applications, covering various products and processes. It also is licensed under patents owned by others. The Company does not believe that any patent or group of patents relating to a particular product or process is material to the conduct of the Company's total business.


BACKLOG

  The consolidated backlog of unshipped orders at October 31, 1997, 1996 and 1995 was $138 million, $151 million, and $161 million, respectively. Backlog levels vary significantly between the businesses of the Company. Manufacturing lead times range from less than a month to as long as 3 months. The Company expects its entire backlog as of October 31, 1997 to have been shipped by October 31, 1998. For the large majority of the Companys' products, particularly industrial tools, the Company operates primarily on a book and ship basis. The backlog that exists is there due to either capacity constraints or the customers' request. The Company believes that its order backlog represents only a portion of the net sales revenue anticipated by the Company in any given fiscal period. Its manufacturing plans and expenditure levels are based primarily on its internal analysis of current market conditions, sales forecasts and communications with customers.


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

  For each of the business segments, products are sold through a combination of direct sales by Company personnel and through distributors in the U.S., Europe and elsewhere. Sales agents are used to facilitate U.S. exporting where sales volume does not justify a local sales organization.


EMPLOYEES AND LABOR RELATIONS

  As of October 31, 1997, the Company had approximately 2,612 employees in the United States of whom approximately 1,108 were members of five unions represented by six bargaining units. Currently, none of the domestic locations has more than 250 hourly employees represented by a union or bargaining unit.
As of October 31, 1997, the Company had approximately 1,650 employees at foreign locations of whom approximately 1,001 were members of unions.

  Management believes that relations between the Company and its employees are generally positive.


ITEM 2. PROPERTIES

  The Company, together with its subsidiaries and unconsolidated affiliates, has more than 30 manufacturing plants, ranging in size from approximately 15,000 square feet to in excess of 667,000 square feet and totaling more than 5,000,000 square feet, located in the United States, Canada and other countries. The majority of the manufacturing sites are owned. In addition, sales offices, warehouses, service centers and stock points are maintained, almost all in leased space, in the United States, Canada and other countries. The properties are adequate for the purposes for which they are used. They are believed to be utilized at productive capacities generally ranging from 50 percent to 80 percent, with the exception of Ameri-Forge where capacity utilization is often significantly higher, and are capable of supporting a higher level of market demand. In certain cases, an increase in productive capacity of the facilities can be realized through the addition of an extra shift of hourly laborers.

  Refractory Products has manufacturing facilities in the following locations:
Bessemer, Alabama; Fairfield, Alabama; Calhoun, Georgia; Hammond, Indiana; North East, Maryland; Grantsville, Maryland; Windham, Ohio; West Mifflin, Pennsylvania; Marelan, Quebec, Canada; Vandalia, Missouri; Fulton, Missouri; Tlalnepantla, Mexico; Ramos Arizpe, Mexico; Santiago, Chile; and Concepcion, Chile.

  Minerals has processing facilities in Eufala, Alabama and Ludington, Michigan.

  Industrial Tool has manufacturing facilities in Houston, Texas; Euclid, Ohio; Springfield, Ohio; and Auburn Hills, Michigan. The latter two properties are leased with the Springfield, Ohio property being leased from and owned by a joint venture company in which the Company has a 50 percent ownership interest.

  Specialty Equipment has manufacturing facilities in Mt. Prospect, Illinois; Cambridge, Ontario, Canada; Woodruff, South Carolina; Green Bay, Wisconsin; Hermosillo, Mexico; Santiago, Chile; Ghent, Belgium; Tague, South Korea and Sydney, Australia.

    Forged Products has manufacturing facilities in Houston, Texas.


ITEM 3. LEGAL PROCEEDINGS

  The information contained in Note H to the Company's Consolidated Financial Statements, is incorporated herein.

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

  A Facility Decommissioning and Site Restoration Plan for a facility formerly used by one of the Company's subsidiaries located in Quebec, Canada was filed and accepted by the Quebec environmental and mining regulatory agencies during 1997 pursuant to regulations of the Quebec Ministry of the Environment and the Ministry of Energy and Resources. The facility was sold in July 1997. The purchaser assumed the Company's obligations under such Plan and secured a performance bond for the benefit of the Company to provide financial assurances that it would be carried out.

  The Environmental Protection Agency (EPA) and certain private parties have named the Company as a potentially responsible party (PRP) in eight Comprehensive Environmental Response Compensation and Liability Act Sites (CERCLA), also known as superfund sites. The Company does not believe that it contributed hazardous wastes at four of these sites. At a fifth site, a settlement was paid in the amount of $5,000 in November 1996. The Company believes that it is a de minimis or de micros contributor to the three remaining
                      ----------    ---------
CERCLA sites.

  A Company subsidiary received an order from the Commonwealth of Pennsylvania in 1991 demanding remediation of a tract of land, a portion of which had been mined under lease by Harbison-Walker Refractories Company for a period of time prior to 1972. In March 1997, the Commonwealth's claim was fully resolved by entry of a consent decree providing for payment by the subsidiary of $775,000 over the following five years.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended October 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Common Stock of Global Industrial Technologies, Inc. is traded on the New York Stock Exchange under the symbol GIX. Global has not paid any dividends since it became a publicly owned company. The first day that Global's Common Stock was traded on the New York Stock Exchange was August 3, 1992. As of December 31, 1997, there were 7,434 holders of record of the Common Stock of Global. The high and low sales prices for Global's Common Stock during each quarterly period for fiscal 1997 and 1996 are set forth below:



  1997                      High         Low
  ----                      ----         ----
  Quarter Ended:
  January 31, 1997         $22.50       $16.125

  April 30, 1997           $19.25       $16.875

  July 31, 1997            $20.75       $16.75

  October 31, 1997         $21.625      $15.6875

  1996                      High         Low
  ----                      ----         ---
  Quarter Ended:
  January 31, 1996         $22.75       $16.50

  April 30, 1996           $25.00       $18.375

  July 31, 1996            $20.625      $16.00

  October 31, 1996         $20.125      $16.125

  In August 1993, the Company announced its intention to purchase up to 4.1 million shares of Common Stock. In August 1994, this was increased by 2 million shares to provide for a total purchase potential of up to 6.1 million shares. In 1997, the Board approved the purchase of up to an additional 10 percent of the outstanding shares at July 1, 1997, or approximately 2.2 million shares. Through December 31, 1997, the Company had purchased approximately 6.1 million shares. For additional information, see Note K to Global's Consolidated Financial Statements, which note is incorporated in this Item 5 by reference.

ITEM 6.  SELECTED FINANCIAL DATA


SELECTED FINANCIAL DATA                                   1997     1996     1995     1994     1993
                                                      ---------------------------------------------
  CONSOLIDATED COMPANIES                                   In millions, except per share data
                                                      ---------------------------------------------

  Total revenues                                          602.4     647.9    597.1    440.8   540.0

  Earnings (loss) before cumulative effect of
  accounting changes                                       (4.4)     45.4     38.7     24.6    21.4

  Per Share                                                (.20)     2.01     1.70     1.02     .78

  Weighted average common shares outstanding               22.4      22.6     22.8     24.1    27.3

  Total Assets                                            807.0     752.6    584.4    477.7   460.9

  Long-term debt                                          151.8     136.5      2.3      2.0      --

  Total Shareholders' Equity                              284.1     299.9    261.6    273.6   287.8


QUARTERLY DATA
                                                                    Quarters Ended
                                                    ----------------------------------------------
                                                        January 31   April 30  July 31   October 31
                                                     ----------------------------------------------
  FINANCIAL RESULTS (UNAUDITED)                           In millions, except per share data
                                                     ----------------------------------------------
  FISCAL 1997
  Total revenues                                           132.3      153.6    155.1        161.4
  Gross profit                                              38.8       44.8     42.3         47.9
  Total costs and expenses including income taxes          143.7      143.4    169.5        150.2
  Net earnings (loss)                                      (11.4)      10.2    (14.4)        11.2
  Net earnings (loss) per share                            (0.50)       .45    (0.64)         .51
  Weighted average common shares outstanding                22.7       22.5     22.4         22.1

  FISCAL 1996
  Total revenues                                           149.9      155.2    171.1        171.7
  Gross profit                                              37.6       44.2     49.1         53.6
  Total costs and expenses including income taxes          144.3      145.0    158.0        155.2
  Net earnings                                               5.6       10.2     13.1         16.5
  Net earnings per share                                     .25        .45      .58          .73
  Weighted average common shares outstanding                22.6       22.7     22.7         22.6

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal 1997 compared with fiscal 1996
-------------------------------------

The Company had a net loss in 1997 of $4.4 million, compared to net earnings of $45.4 million in 1996. Losses before income taxes of $6.7 million for fiscal 1997 compare to earnings before income taxes of $55.4 million in 1996, representing a decrease of $62.1 million. This decrease reflects one-time special charges amounting to $43.5 million, which represent the loss on the Company's divestiture of non-core businesses announced on January 23, 1997. The negative earnings also reflect additional non-recurring charges of $3.0 million as a result of a write-down of certain assets (primarily inventory) within the Specialty Equipment Products segment and a $2.7 million charge for the severance of 72 employees at the Refractory Products segment. These factors, together with production disruptions within the Forged Products segment and weaker-than-anticipated demand for certain refractory raw materials sold by the Minerals segment, are the primary causes of the Company's drop in earnings in fiscal 1997 from 1996.

Consolidated revenues of $602.4 million in 1997 were down $45.5 million from $647.9 million in the prior year, a 7 percent decrease. The decrease in revenues in 1997 is primarily the result of the divestiture of the Company non-core businesses (primarily The Marion Power Shovel Company), which had generated revenues of $116.3 million in 1996 offset by higher revenues of $35.0 million in Refractory Products; $16.0 million in Industrial Tool; and $18.0 million in Specialty Equipment. Revenues increased in all segments, with the exception of Minerals where lower demand and the stronger U.S. dollar contributed to a reduction of $1.6 million in 1997 from 1996. See further discussion in the Industry Segment Analysis below.

Consolidated cost of sales was $427.4 million in 1997, or 7.4 percent lower than the $461.8 million reported in 1996, due to the previously mentioned divestitures of non-core businesses. Selling, engineering, and general and administrative expenses were $126.3 million in 1997, versus $132.6 million in 1996, a 5 percent decrease, reflecting the effect of the divestitures, which eliminated $16.5 million of expenses reported in 1996, offset by increases at the Company's ongoing operations, primarily the Refractory Products segment.

Interest expense was $10.1 million in 1997 compared to $7.0 million in 1996, which reflects the higher level of the Company's debt throughout the fiscal year compared to the prior year.

On January 23, 1997, the Company announced plans to divest The Marion Power Shovel Company, British Jeffrey Diamond of the United Kingdom and a partnership interest in KOMDRESCO of South Africa. The Special Charge against earnings in 1997 of $43.5 million which resulted from these divestitures is shown as part of Costs and Expenses for the fiscal year.

Other, net was an expense of $1.8 million for 1997 compared to income of $8.9 million in 1996. The $1.8 million of expense consisted primarily of $2.7 million for severance expenses within the Refractory Products and Minerals segments that result from an overall cost reduction plan that will be fully realized in early fiscal 1998. This expense is partially offset by income from a foreign exchange gain of $1.0 million.

The income tax provision, or benefit, was a benefit in fiscal 1997 of $2.3 or 35 percent of losses before taxes, compared to a provision of $10.0 million, or 18 percent of earnings before taxes, in 1996. The 1996 tax provision included a benefit of $9.1 million relating to valuation allowance adjustments, that relate primarily to reassessments of the Company's ability to realize related deferred tax assets based upon continued worldwide profitability of the Company.

The Company's consolidated backlog of unshipped orders was $138.2 million at October 31, 1997, compared with $151.4 million at October 31, 1996, a decrease of $13.2 million, or 9 percent. The decrease is primarily the result of the divestiture of The Marion Power Shovel Company which had a backlog of $20.4 million at October 31, 1996, but also included a reduction of $3.9 million, or 17 percent, within the Specialty Equipment segment, partially offset by an increase of $19.4 million, or 40 percent, within the Refractory Products segment.

Fiscal 1996 compared with fiscal 1995
-------------------------------------

The Company had net earnings in 1996 of $45.4 million, compared to net earnings of $38.7 million in 1995, representing an improvement of $6.7 million, or 17 percent. Earnings before income taxes of $55.4 million for fiscal 1996 were $12.9 million, or 30 percent, higher than $42.5 million in 1995. The significant increase mainly results from the contribution of business acquisitions within the Industrial Tool segment in early fiscal 1996 and the Specialty Equipment segment in fiscal 1995.

Consolidated revenues of $647.9 million in 1996 were up $50.8 million from $597.1 million in the prior year, a 9 percent increase. Revenues increased in all segments but were substantially higher within the Industrial Tool and Specialty Equipment segments where acquired businesses contributed approximately $39.1 million of the revenues. Also, sales of Marion surface mining equipment replacement parts and services increased by $21.1 million, or 23 percent. See further discussion in the Industry Segment Analysis below.

Consolidated cost of sales was $461.8 million in 1996, or 8 percent higher than the $428.6 million reported in 1995, due to the previously mentioned higher sales volume. Selling, engineering, and general and administrative expenses were $132.6 million in 1996, versus $128.9 million in 1995, a 3 percent increase, reflecting the incremental administrative expenses associated with acquired businesses, partially offset by cost containment actions within the existing operations.

Interest expense was $7.0 million for 1996 compared to $4.6 million in 1995, which reflected an increase in the Company's debt during the two year period.

Other, net was income of $8.9 million for 1996 compared to income of $7.5 million in 1995. The $8.9 million for 1996 includes miscellaneous asset sales of $3.2 million, a favorable foreign exchange gain of $2.6 million, earnings from partnership operations of $2.3 million, and adjustment of a previously reserved amount for plant reconfiguration in the Refractory Products segment, offset by a $3.0 million provision for asbestos litigation.

The provision for income taxes in 1996 was $10.0 million, or 18 percent of earnings before taxes, compared to $3.8 million, or 9 percent of earnings before taxes, in 1995. The tax provisions include benefits of $9.1 million in 1996 and $9.0 million in 1995 relating to valuation allowance adjustments. The 1996 and 1995 benefits relate primarily to reassessments of the Company's ability to realize deferred tax assets.

The Company's consolidated backlog of unshipped orders was $151.4 million at October 31, 1996, compared with $161.0 million at October 31, 1995, a decrease of $9.6 million or 6 percent. The most significant decrease occurred in what is now the Divested Operations segment where the Marion surface mining equipment backlog decreased by $45.0 million. This decrease was partially offset by increases of $24.1 from acquisitions within the Industrial Tool and Specialty Equipment segments and an increase of $6.6 million within the Minerals and Refractory Products segments.


INDUSTRY SEGMENT ANALYSIS
-------------------------

Refractory Products
-------------------

The table below shows revenues and operating profit for the Refractory Products segment which consists of Harbison-Walker, a producer of refractory products for iron and steel producers as well as general industry; Refmex, the largest Mexican producer of refractory products; and RECSA, the largest supplier of refractory products to the Chilean copper and steel markets. Effective June 2, 1997, the Company acquired all of the refractory related assets of Lota-Green in Concepcion, Chile for $13.6 million which, combined with RECSA, added production capacity and extended the penetration of the Company's refractory products into other South American countries included in the Mercosur trade agreement. March 27, 1997, Harbison entered into a joint venture agreement with the Siam Cement Group to develop, build, and operate refractory plants throughout Southeast Asia. In addition, Harbison signed a letter of intent to form a joint venture in the Peoples Republic of China to manufacture refractories for use in China's coal gasification industry which is scheduled to begin operation in 1998. See Note C to the consolidated financial statements for further information.


In millions of dollars         1997      1996     1995
------------------------       ----      ----     ----
Segment revenues               335.5     300.5    295.0
Segment operating profit        26.2      28.0     30.1

Revenues for 1997 improved by $35.0 million, or 11.6 percent, over 1996. The improvement resulted primarily from the $26 million Raytheon contract announced in January, 1997, and a $5.9 million, or 26.4 percent, increase at RECSA. Segment revenues for 1996 at $300.5 million were higher by $5.5 million, or 2 percent, which resulted primarily from a 30 percent, $5.1 million increase for 1996 versus 1995 at RECSA.

Segment operating profit in 1997 was down by $1.8 million, a decrease of 6.4 percent, primarily due to the $2.7 million charge for severance. Segment operating profit in 1996 was lower by $2.1 million, or 7 percent, compared to 1995, due mostly to lower profitability within the Harbison-Walker refractory operation due to pressure on pricing, primarily in the steel producing industry, and slightly higher selling costs.

In fiscal 1996, the Mexican Peso exchange rate dropped 10 percent from $.14 per Mexican Peso to a little more than $.12 per Mexican Peso. From the latter part of December 1994, through the end of October 1995, the Peso exchange rate fell from approximately $.29 to $.14 per new Mexican Peso. This devaluation resulted in a reduction in the net book value of Refmex of $38.1 million in 1995 and $3.3 million in 1996, for a total accumulated devaluation of $41.4 million which is reflected in the cumulative translation adjustment.

Statement of Accounting Standards No. 52 (SFAS 52) requires that operations in highly inflationary economies be accounted for as if the functional currency of the operations were the U.S. Dollar. In November 1996 the test specified by SFAS 52 for designating highly inflationary economies was met with respect to the Company's operations in Mexico. Effective with the quarter beginning February 1, 1997, the Company began to report its Mexican operations using the U.S. Dollar as the functional currency instead of the Peso. Also beginning February 1, 1997, the Company ceased to recognize deferred tax assets and liabilities for book/tax differences that relate to balances which are translated using historical exchange rates and that result from changes in exchange rates or indexing for tax purposes. The effect of applying highly inflationary accounting to the Mexican operations was not material in fiscal 1997.

Minerals
--------

The table below shows revenues and operating profit for the Minerals segment which collects and processes magnesite, graphite, bauxite, and other raw materials used in the production of refractories. This business, originally founded to be strictly an internal source of magnesite for Harbison-Walker, is now a supplier of raw materials to refractory manufacturers worldwide. Minerals previously had been a part of the Minerals and Refractory Products segment.


In millions of dollars           1997    1996    1995
--------------------------       ----    ----    ----
Segment revenues                 50.0    51.6    46.3
Segment operating profit          5.7    11.2     8.1

Revenues of $50.0 million in fiscal 1997 were down $1.6 million, or 3 percent, compared to 1996. The decline is primarily due to the impact of a strengthened U.S. Dollar versus European currencies that affected the Company's competitive position in the European market. Segment revenues in 1996 increased from the 1995 level of $46.3 million to $51.6 million. This increase of $5.3 million, or 11 percent, resulted primarily from increased exports to the European markets.

Segment operating profit declined $5.5 million, or 49 percent, to $5.7 million in 1997 compared to $11.2 million in 1996. The reduction was due to higher raw material costs in 1997 compared to 1996, when favorable purchase prices were realized on large volume purchases, that reduced profit by $1 million, administrative and general expenses which were $.8 million higher in 1997 than 1996, and a $2.9 million reduction in miscellaneous asset sales in 1997 compared to 1996. Segment operating profit in 1996 of $11.2 million was favorable by $3.1 million, an increase of 38 percent over $8.1 million of operating profit in 1995 due to the favorable volume and improved profitability.

Industrial Tool
---------------

The table below shows revenues and operating profit for the Industrial Tool segment which includes operations producing a wide range of pneumatic and electric industrial tools used in the assembly of vehicles, aircraft, heavy equipment and small components and in materials removal. In December 1995, the Company acquired The Rotor Tool Company (Rotor) for approximately $34.5 million. Rotor manufactures fixturized and specialty engineered tools used primarily in automotive assembly operations. See Note C to the consolidated financial statements for further information.

In millions of dollars         1997    1996   1995
--------------------------     ----    ----   ----
Segment revenues               113.2   97.2   73.3
Segment operating profit        19.7   14.2    8.7

Segment revenues for 1997 at $113.2 million are $16 million, or 16 percent, higher than 1996 due to increased shipments to customers in the domestic automotive and aircraft markets. Segment operating profit increased by $5.5 million, or 39 percent in 1997 versus 1996, due to the higher volume of revenues. Revenues of $97.2 million for 1996 represented an increase of $23.9 million, or 33 percent versus 1995. This increase was due primarily to the acquisition of Rotor.

Segment operating profit increased by $5.5 million, or 63 percent in 1996 versus 1995, as a result of higher sales and improved profit margins primarily with the fixturized automated tools.


Specialty Equipment Products
----------------------------

The table below shows revenues and operating profit for the Specialty Equipment Products segment which produces processing and recycling products used in various industrial markets, and with the acquisition of Corrosion Technology International, Inc. (CTI) in January 1996, advanced engineered polymer concrete shapes, including single piece polymer concrete electrolytic refining cells used in the copper and other non-ferrous metals refining industries. See Note C to the consolidated financial statements for further information.

In millions of dollars        1997    1996    1995
--------------------------    ----    ----    ----
Segment revenues              68.8    50.8    31.3
Segment operating profit       1.4     4.0     1.4

The segment revenues for 1997 of $68.8 million represent an increase of $18 million, or 35 percent, when compared with 1996 revenues of $50.8 million. This increase is primarily the result of increased activity at Corrosion Technology International, (CTI), where revenues increased $13.9 million. The segment's consolidated revenues for 1996 of $50.8 million were higher by $19.5 million, or 62 percent, than 1995. CTI added revenue during 1996 of $20.9 million.

Segment operating profit was $1.4 million in 1997 which is a decrease of $2.6 million, or 65 percent, from 1996. The decrease resulted from a non-recurring charge against earnings for the write-down of certain assets (primarily inventory) of $3.0 million at the segments' Processing Equipment Group. Segment operating profit of $4.0 million in 1996 represents an increase of $2.6 million , or 186 percent, from 1995 which was directly related to incremental CTI sales volume. The balance of the improvement was generated from favorable results within the Processing Equipment Group.

Forged Products
---------------

The table below shows revenues and operating profit for the Forged Products segment. Ameri-Forge is a leading manufacturer of forged steel flanges used to connect components of closed systems for processing and transporting liquids and gases, and in 1997 began the manufacture of undercarriage parts and components for track mounted vehicles, such as bulldozers and excavators. Forged Products had been included in the former Mining and Specialty Equipment segment of the Company.


In millions of dollars        1997    1996    1995
--------------------------    ----    ----    ----
Segment revenues              54.1    50.6    42.2
Segment operating profit       9.9    12.9     8.9

The segment revenues for 1997 of $54.1 million were higher by $3.5 million, or 7 percent, from 1996 revenues due mostly to increased production capacity, partially offset by lost or delayed production due to equipment repair and maintenance. Revenues in 1996 were $50.6 million, which is an increase of $8.4 million, or 20 percent, over 1995 revenues of $42.2 million.

Operating profit for this segment declined in 1997 to $9.9 million from 1996 operating profit of $12.9 million, a decrease of $3.0 million, or 23 percent. This decrease is primarily the result of the start-up of the undercarriage product operation which incurred a loss in its pre-operating stage of $1.6 million and also due to higher production costs that resulted from lost or delayed flange production due to equipment repair. Operating profit increased in 1996 to $12.9 million from $8.9 million in 1995 for an increase of $4.0 million, or 45 percent, due to the increase in sales volume.


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
----------------------------------------------------

Cash and cash equivalents were $14.9 million at October 31, 1997, an increase of $3.4 million from October 31, 1996. Cash flow from operations was a net provision of $14.7 million, compared to a net usage of $8.7 million for 1996. The most significant change in operating cash in 1997 was a $30.9 million decrease in accounts payable and accrued liabilities. Investing activities in 1997 consisted of $12.8 million used for business acquisitions net of cash acquired, and $64.4 million in capital expenditures. The sale of The Marion Power Shovel Company, the Company's 50 percent interest in the KOMDRESCO joint venture, and certain other asset sales provided $58 million. Borrowings, further discussed in the paragraph below, provided $22.0 million in 1996, net of repayments. The Company used $13.6 to purchase common shares, net of options exercised under employee benefit programs.

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

At October 31, 1997 and 1996, the Company had short term debt of $47.2 million and $38.9 million, respectively. The Company's current ratio at October 31, 1997, was 1.5 to 1, compared to 1.8 to 1 at October 31, 1996. The decrease in the current ratio occurred in part because of an increase in short-term debt of $8.3 million, an increase in current asbestos related liabilities of $16.8 million, a decrease in inventories and net accounts receivable of $32.9 million and $12.8 million respectively (primarily due to the sale of Marion), partially offset by a $22.5 million increase in asbestos insurance recoveries receivable. Management believes that the Company's financial position will support additional borrowing should the need arise. As discussed in Note G to the consolidated financial statements, the Company has discretionary lines of credit totaling $110.0 million, of which $54.0 million was unused and available at October 31, 1997.

BACKLOG
-------

The Company's backlog of unshipped orders at October 31, 1997 was $138 million, down from $151 million at the end of fiscal 1996 which included $20 million of Divested Operations unshipped orders. Backlog by segment was as follows:

In millions of dollars                   1997  1996  1995
--------------------------               ----  ----  ----
Refractory Products                        67    48    36
Minerals                                   10    13    14
Industrial Tool                            14    10     3
Specialty Equipment Products               19    23     8
Forged                                     28    37    35
Divested Operations                         0    20    65
                                         ----  ----  ----
 Total                                    138   151   161
                                         ====  ====  ====

Accounting Standards
--------------------

In June 1997, the Financial Accounting Standards Board released Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both statements become effective for fiscal years beginning after December 15, 1997, with early adoption permitted. These statements require disclosure of certain components of changes in equity and certain information about operating segments and geographic areas of operation. No decision has been made as to when the Company will adopt the statements. These statements will not have any effect on the Company's results of operations, financial position or cash flows.

In February 1997, the Financial Accounting Standards Board released the Statement of Financial Accounting Standards No. 128, "Earnings per Share". The Statement is effective for financial statements issued for periods ending after December 15, 1997, and specifies new standards for the computation and presentation of earnings per share. The Company's adoption of this standard will result in the dual presentation of "basic" and "diluted" earnings per share calculated using the new standard. Diluted earnings per share is not expected to materially differ from earnings per share as previously presented.

In 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires companies to periodically evaluate the realizability of long-lived assets, including property, plant and equipment and goodwill, based on expectations of undiscounted cash flows and operating income. This pronouncement was adopted by the Company as of November 1, 1996. The adoption did not have an impact on the Company's financial position, results of operations or cash flows.

The FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" in October 1995. This statement requires, commencing with the Company's 1997 fiscal year, that the fair value of stock options and other stock-based compensation issued to employees be either included as compensation expense in the consolidated statement of earnings, or disclosed in the footnotes to the consolidated financial statements on a pro-forma basis with the effect on net income and earnings per share of such compensation expense displayed. The Company adopted the statement on a disclosure-only basis.

In July 1996, the Emerging Issues Task Force released consensus EITF 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000," which requires such modification costs to be expensed as incurred. The Company's computer software is generally year 2000 compliant, and the Company expects no material expenditures on the year 2000 issue.

Forward-Looking Statements
--------------------------

Statements the Company may publish that are not strictly historical are "forward-looking" statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be realized. Forward-looking statements involve known and unknown risks which may cause the Company's actual results and corporate developments to differ materially from those expected. Factors that could cause results and developments to differ materially from the Company's expectations include, without limitation, changes in manufacturing and shipment schedules, delays in completing plant construction and acquisitions, currency exchange rates, new product and technology developments, competition within each business segment, cyclicality of the markets for the products of a major segment, litigation, significant cost variances, the effects of acquisitions and divestures, and other risks described from time to time in the Company's SEC reports including quarterly reports on Form 10-Q, annual reports on Form 10-K and reports on Form 8-K.


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

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information with respect to Directors of the Company is set forth in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on March 18, 1998, under the caption "Election of Directors", and is incorporated herein by reference. Information with respect to Executive Officers of the Company is set forth below.


                       EXECUTIVE OFFICERS OF THE COMPANY

  The following table sets forth certain information as of January 1, 1998, concerning the persons who are Executive Officers of Global.


      Name and Age                               Position and Offices with the Company
      ------------                               -------------------------------------
J. L. Jackson (65)        Chairman of the Board of the Company effective January 1994; Chief Executive
                          Officer of the Company since October 1993; President of the Company from July 1994 to December 1995; Vice Chairman of the Company from October 1993 to December 1993;
                          Business consultant to the petroleum industry for more than five years prior to becoming Vice Chairman and Chief Executive Officer of the Company; President and
                          Chief Operating Officer, Diamond Shamrock Corporation, Dallas, Texas, 1983 - 1986.

Graham L. Adelman (48)    Senior Vice President and General Counsel of the Company since July 1995; Secretary of the Company since July 1996;  Senior Vice President, General Counsel and
                          Secretary of The Western Company of North America from 1990 to April 1995.

Juan M. Bravo (60)        Vice President of the Company and President of Harbison-Walker Refractories
                          Company since March 1996; President of Harbison-Walker International Division from
                          November 1995 to March 1996; President and Chief Executive Officer of Refmex from
                          January 1995 to November 1995; Vice President of Chemical and Refractories
                          Division of Penoles S.A De C.V., Mexico from 1990 to December 1994.

Gary G. Garrison (55)     Chief Financial Officer of the Company since December 1994; Vice President -
                          Finance and Controller of the Company since September 1993; Treasurer of the
                          Company since May 1992; Senior Vice President - Administration of the Finance
                          Division of Komatsu Dresser Company October 1988 to April 1992; Vice President of
                          Dresser Finance Corporation November 1984 to May 1992.

Thomas R. Hurst (57)      Vice President of the Company since June 1994; President of Industrial Tool
                          Division of the Company since August 1992; President of Industrial Tool Division of Dresser Industries, Inc. from May 1983 to July 1992.

Jim Alleman (43)          Vice President, Human Resources of the company since August 1997; Senior Vice
                          President, Human Resources of Lomas Financial Corporation, Inc. from February 1994 to July 1997; Vice President of Human Resources for Pacific Enterprises Oil Company
                          (USA) from October 1991 to July 1993; Director of Strategic Planning for Pacific
                          Enterprises Oil Company (USA) from August 1990 to September 1991: Director of Human
                          Resources for Terra Resources, Inc. From July 1988 to July 1990.

      Name and Age                               Position and Offices with the Company
      ------------                               -------------------------------------
George W. Pasley (47)     Vice President - Communications of the Company since September 1996; Business consultant from September 1995 to August 1996; Chief Financial Officer of Maxus
                          Energy Corp. from September 1994 to September 1995; Senior Vice President of Maxus
                          Energy Corp. from October 1991 to August 1994.

Mark D. Stott (41)        Vice President - Planning and Development of the Company since August  1996;
                          Director of Business Analysis of Motorola, Inc. from 1993 to 1996; Senior Manager of Motorola, Inc. from 1988 to 1991.

 Each executive officer serves at the pleasure of the Board of Directors of Global.


ITEM 11.  EXECUTIVE COMPENSATION

  Information with respect to executive compensation is set forth in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on March 18, 1998, under the caption "Executive Compensation and Other Information", and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information with respect to security ownership of certain beneficial owners and management is set forth in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on March 18, 1998, under the caption "Security Ownership of Certain Beneficial Owners and Management", and is incorporated herein by reference.


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

/s/ David H. Blake                                  Director
-----------------------------
(David H. Blake)

/s/ Samuel B. Casey, Jr.                            Director
-----------------------------
(Samuel B. Casey, Jr.)

/s/ Rawles Fulgham                                  Director
-----------------------------
(Rawles Fulgham)

/s/ R. W. Vieser                                    Director
-----------------------------
(R. W. Vieser)

                               ANNUAL REPORT ON

                                   FORM 10-K

                            ITEM 14(a) (1) and (2)

                             FINANCIAL STATEMENTS

                          YEAR ENDED OCTOBER 31, 1997

                     GLOBAL INDUSTRIAL TECHNOLOGIES, INC.

                                 DALLAS, TEXAS

LIST OF FINANCIAL STATEMENTS

The following Global Industrial Technologies, Inc. consolidated financial statements and report of independent accountants for the year ended October 31, 1997 are incorporated by reference in Item 8 of the Company's Annual Report on Form 10-K for such fiscal year:

 Report of Management

 Report of Independent Accountants

 Consolidated Statements of Earnings -- Years ended October 31, 1997, 1996 and 1995

 Consolidated Balance Sheets -- October 31, 1997 and 1996.

 Consolidated Statements of Cash Flows -- Years ended October 31, 1997, 1996 and 1995

 Consolidated Statements of Shareholders' Equity -- Years ended October 31, 1997, 1996 and 1995

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


Dallas, Texas
December 12, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of Global Industrial Technologies, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Global Industrial Technologies, Inc. and its subsidiaries at October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Dallas, Texas
December 12, 1997, except as to the last paragraph of Note C which is as of January 19, 1998

                      CONSOLIDATED STATEMENTS OF EARNINGS


In Millions Except Per Share Data - Years Ended October 31            1997      1996      1995
-----------------------------------------------------------------------------------------------

Revenues
  Net sales and operating revenues................................   $601.2    $646.3    $594.3
  Other...........................................................      1.2       1.6       2.8
                                                                     ------    ------    ------
Total revenues....................................................    602.4     647.9     597.1
                                                                     ------    ------    ------
Costs and expenses

  Cost of sales...................................................    427.4     461.8     428.6

  Selling, engineering, administrative and general
   expenses.......................................................    126.3     132.6     128.9

  Interest expense................................................     10.1       7.0       4.6

  Special charges.................................................     43.5        --        --

  Other, net......................................................      1.8      (8.9)     (7.5)
                                                                     ------    ------    ------

Total costs and expenses..........................................    609.1     592.5     554.6
                                                                     ------    ------    ------

  Earnings (loss) before income taxes.............................     (6.7)     55.4      42.5

Income tax (provision) benefit....................................      2.3     (10.0)     (3.8)
                                                                     ------    ------    ------

  Net earnings (loss).............................................   $ (4.4)   $ 45.4    $ 38.7
                                                                     ======    ======    ======

Earnings (loss) per common share..................................   $ (.20)   $ 2.01    $ 1.70
                                                                     ======    ======    ======

Weighted average common shares outstanding........................     22.4      22.6      22.8
                                                                     ======    ======    ======




          See Accompanying Notes to Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS


In Millions - As of October 31                              1997     1996
---------------------------------------------------------------------------
                            ASSETS
Current Assets
    Cash and cash equivalents............................   $ 14.9   $ 11.5

    Notes and accounts receivable
    Public...............................................    113.7    129.2
    Unconsolidated affiliates............................      5.1       .7
                                                            ------   ------
                                                             118.8    129.9

    Less allowance for doubtful receivables..............      3.2      1.5
                                                            ------   ------
                                                             115.6    128.4

    Inventories - net
    Finished products and work in process................     59.1     93.0
    Raw materials and supplies...........................     41.6     40.6
                                                            ------   ------
                                                             100.7    133.6

    Deferred income taxes................................     56.1     54.5

    Asbestos insurance recoveries receivable.............     65.1     42.6

    Prepaid expenses.....................................      3.7      4.9
                                                            ------   ------

    Total Current Assets.................................    356.1    375.5
                                                            ------   ------

Investments in unconsolidated affiliates.................      5.3     20.5

Noncurrent deferred income taxes.........................     28.7      5.1

Goodwill - net...........................................     80.4     82.2

Other assets.............................................     93.5     71.6

Property, plant and equipment - at cost

    Land, land improvements and mineral deposits.........     34.0     33.0

    Buildings............................................     81.3     88.9

    Machinery and equipment..............................    355.9    354.6
                                                            ------   ------
                                                             471.2    476.5

    Less accumulated depreciation, depletion and
        amortization.....................................    228.2    278.8
                                                            ------   ------

    Total Properties - net...............................    243.0    197.7
                                                            ------   ------

TOTAL ASSETS.............................................   $807.0   $752.6
                                                            ======   ======



          See Accompanying Notes to Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS

In Millions - As of October 31                                       1997      1996
------------------------------------------------------------------------------------
              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable.............................................   $ 46.2    $ 44.8
    Notes payable and current portion of long-term debt..........     47.2      38.9
    Advances from customers on contracts.........................      5.0       3.3
    Accrued compensation and benefits............................     26.6      26.4
    Accrued taxes other than income taxes........................      3.1       3.7
    Insurance reserves...........................................     11.7      13.2
    Income taxes currently payable...............................     13.6      14.1
    Current deferred income taxes................................     14.1       7.6
    Asbestos related liabilities.................................     56.9      40.1
    Other accrued liabilities....................................     21.0      15.1
                                                                    ------    ------
    Total Current Liabilities....................................    245.4     207.2
                                                                    ------    ------

Long-term debt...................................................    151.8     136.5

Postretirement benefits..........................................     47.6      49.2

Noncurrent deferred income taxes.................................     17.0       7.5

Other liabilities................................................     61.1      52.3

Shareholders' Equity
    Preferred stock, 10,000,000 authorized
    Common stock, $.25 par value
        Authorized shares:  100,000,000
        Issued 27,363,697 shares at October 31, 1997 and 1996
        Outstanding 21,994,809 shares at October 31, 1997 and
         22,680,190 at October 31, 1996..........................      6.8       6.8
    Capital in excess of par value...............................    382.1     382.8
    Retained earnings............................................     25.5      29.9
    Cumulative translation adjustment............................    (50.3)    (56.0)
    Treasury stock, at cost......................................    (73.7)    (60.8)
    Other........................................................     (6.3)     (2.8)
                                                                    ------    ------

    Total Shareholders' Equity...................................    284.1     299.9
                                                                    ------    ------
Commitments and Contingencies
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.......................   $807.0    $752.6
                                                                    ======    ======



          See Accompanying Notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


In Millions - Years Ended October 31                                       1997      1996     1995
---------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net earnings (loss)..................................................   $ (4.4)  $  45.4   $ 38.7
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation, depletion and amortization...........................     22.3      18.7     16.1
    Earnings from partnership operations...............................       --      (2.3)    (2.7)
    (Gain)loss on sale of assets.......................................     43.5      (1.5)    (9.4)
    Deferred income tax provision (benefit)............................     (9.2)      1.9      1.9
  Change in assets and liabilities net of effects of acquisitions and divestitures:
    Increase in receivables............................................     (2.2)    (11.8)   (15.9)
    Increase in inventories............................................     (2.9)    (13.8)   (10.1)
    Increase (decrease) in accounts payable and accrued liabilities....    (30.9)    (30.3)    19.3
    Increase (decrease) in advances from customers on contracts........      2.5     (13.5)     9.3
    Increase (decrease) in current income taxes payable................      (.9)      3.9       .6
    Other, net.........................................................     (3.1)     (5.4)   (11.8)
                                                                          ------   -------   ------
Net cash provided by (used in) operating activities....................     14.7      (8.7)    36.0
                                                                          ------   -------   ------

Cash flows from investing activities:
    Business acquisitions, net of cash acquired........................    (12.8)    (75.6)   (37.8)
    Proceeds from sale of assets.......................................     58.1       2.3     24.8
    Liquidation of investment in unconsolidated subsidiary.............       --        --      5.6
    Capital expenditures...............................................    (64.4)    (53.7)   (34.8)
                                                                          ------   -------   ------
Net cash used in investing activities..................................    (19.1)   (127.0)   (42.2)
                                                                          ------   -------   ------

Cash flows from financing activities:
    Proceeds from borrowings...........................................     23.4     135.0    103.1
    Reduction of debt..................................................     (1.4)     (8.4)   (93.3)
    Options exercised under employee benefit plans.....................      1.9       2.8       .9
    Purchase of common shares..........................................    (15.5)     (2.8)    (8.7)
                                                                          ------   -------   ------
Net cash provided by financing activities..............................      8.4     126.6      2.0
                                                                          ------   -------   ------

Effect of translation adjustments on cash..............................      (.6)      (.5)    (2.0)
                                                                          ------   -------   ------

Net increase (decrease) in cash and cash equivalents...................      3.4      (9.6)    (6.2)


Cash and cash equivalents, beginning of year...........................     11.5      21.1     27.3
                                                                          ------   -------   ------

Cash and cash equivalents, end of year.................................   $ 14.9   $  11.5   $ 21.1
                                                                          ======   =======   ======




          See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                              Retained
                                Capital       Earnings       Cumulative                           Total
                       Common  in Excess    (Accumulated    Translation   Treasury            Shareholders'
In Millions            Stock     of Par       Deficit)       Adjustment     Stock     Other       Equity
-----------------------------------------------------------------------------------------------------------
Balance,
October 31, 1994.....    $6.8     $383.3        $(54.2)       $ (8.3)       $(53.4)   $ (.6)         $273.6

Net earnings.........                             38.7                                                 38.7

Shares purchased
 during the year.....                                                         (8.7)                    (8.7)

Options exercised
 under employee
 benefit plans.......                (.1)                                       .9                       .8

Currency
 translation
 adjustments.........                                          (38.0)                                 (38.0)

Other................                                                                  (4.8)           (4.8)
                         ----     ------        ------        ------        ------    -----          ------

Balance,
October 31, 1995.....     6.8      383.2         (15.5)        (46.3)        (61.2)    (5.4)          261.6

Net earnings.........                             45.4                                                 45.4

Shares purchased
 during the year.....                                                         (2.8)                    (2.8)

Options exercised
 under employee
 benefit plans.......                (.4)                                      3.2                      2.8

Currency
 translation
 adjustments.........                                           (9.7)                                  (9.7)

Other................                                                                   2.6             2.6
                         ----     ------        ------        ------        ------    -----          ------

Balance,
October 31, 1996.....     6.8      382.8          29.9         (56.0)        (60.8)    (2.8)          299.9

Net earnings (loss)..                             (4.4)                                                (4.4)

Shares purchased
 during the year.....                                                        (15.5)                   (15.5)

Options exercised
 under employee
 benefit plans.......                (.7)                                      2.6                      1.9

Currency
 translation
 adjustments.........                                            5.7                                    5.7

Other................                                                                  (3.5)           (3.5)
                         ----     ------        ------        ------        ------    -----          ------
Balance,
October 31, 1997.....    $6.8     $382.1        $ 25.5        $(50.3)       $(73.7)   $(6.3)         $284.1
                         ====     ======        ======        ======        ======    =====          ======

          See Accompanying Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - GENERAL INFORMATION AND BASIS OF PRESENTATION

GENERAL INFORMATION

As a result of a reorganization on November 1, 1995 into a holding company structure, all issued shares of INDRESCO Inc. Common stock were converted on that date on a share-for-share basis into shares of Common Stock, $.25 par value, of Global Industrial Technologies, Inc. (Global or the Company).

The Company's businesses include the Harbison-Walker Refractories Company, Refractarios Mexicanos, S.A. de C.V. (Refmex) and Refractarios Chilenos S.A. (RECSA) refractory operations, Ameri-Forge forged flange and undercarriage components, Corrosion Technologies, Inc. (CTI), polymer concrete products for various applications, materials processing and recycling equipment products, and INTOOL industrial tool products. See Note C for information on operations divested.

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

INVENTORIES

Inventories are valued at the lower of cost or market. The cost of most U.S. inventories is determined using the last-in, first-out (LIFO) method and includes direct labor, direct material and manufacturing burden. The valuation of inventories not on LIFO is determined using average cost.

GOODWILL

The excess of cost over the fair value of net assets acquired in an acquisition (goodwill) is being amortized on a straight-line basis. The goodwill (see Note
C) associated with the CTI and Rotor acquisitions is being amortized over 40 years. The balance of goodwill, relating primarily to the Ameri-Forge and Shred-Tech acquisitions, is being amortized principally over 20 years. The recoverability of goodwill is assessed by the Company on an ongoing basis by comparing the undiscounted value of expected future operating cash flows in relation to its net capital investment in the underlying business. In the event the net capital investment exceeds undiscounted cash flows, impairment loss is recognized for the excess of the book value of goodwill over the present value of expected future operating cash flows.

Amortization expense was $3.0 million, $2.6 million, and $1.2 million for the years ended October 31, 1997, 1996 and 1995, respectively. Accumulated amortization at October 31, 1997 and 1996 was $7.1 million and $4.1 million, respectively.

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

Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets with their associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), and impairment loss is recognized to the extent carrying amount exceeds fair value.

POSTRETIREMENT BENEFITS

The Company has pension plans covering substantially all employees. These plans are funded sufficiently to at least meet minimum funding requirements under applicable law. The Company accrues the estimated costs of pension and other retiree benefits during the employees' active service period.

ENVIRONMENTAL LIABILITIES

Liabilities and estimated insurance recoveries receivable for the Company's asbestos related claims are presented on a gross basis in the accompanying consolidated balance sheet.

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

The Company began reporting its Mexican operations as highly inflationary beginning with the quarter ended April 30, 1997, which is the first reporting period for the Company beginning after December 31, 1996. This change was made in accordance with SFAS 52, "Foreign Currency Translation". The effect of this change was not material to the Company's results during fiscal 1997 as the exchange rate between the U.S. Dollar and the Mexican Peso remained relatively constant. The Company has no other operations in highly inflationary economies.

The Company's export sales are normally denominated in U.S. dollars.

EARNINGS PER SHARE

The Company's earnings per share calculation is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the fiscal year.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C - ACQUISITIONS AND DIVESTITURES

ACQUISITIONS

On June 2, 1997, the Company purchased the refractory business and related assets of Refractarios Lota-Green Limitada (Lota-Green), which had its principle place of business in Concepcion, Chile, for $13.6 million. The acquisition was accounted for using the purchase method of accounting and the assets and liabilities of Lota-Green were recorded at their fair values at the date of acquisition. Results of Lota-Green's operations are included in the accompanying consolidated statement of earnings for the period subsequent to June 2, 1997.

On January 12, 1996, the Company acquired substantially all of the assets of Corrosion Technologies, Inc. (CTI) for $36.3 million in cash and assumed liabilities of $11.6 million. CTI, an international group of companies, has developed and patented advanced polymer concrete tankhouse cells used in the electrolytic refining of copper and other metals. The acquisition was accounted for as a purchase and included $38.3 million of goodwill which will be amortized over a 40 year period. CTI results have been reported as part of the Specialty Equipment segment since the date of acquisition.

On December 21, 1995, the Company acquired 100 percent of the outstanding stock of The Rotor Tool Company (Rotor) for $34.5 million. Rotor is a manufacturer of fixturized and specialty engineered electric and pneumatic tools used primarily in automotive assembly operations. The acquisition was accounted for as a purchase and includes $22.5 million of goodwill which will be amortized over a 40 year period. Rotor's financial results since acquisition have been included as part of the Industrial Tool segment's earnings.

On February 23, 1995, the Company acquired the outstanding stock of Shred-Tech Capital Corp., a Canadian corporation (Shred-Tech), for $5.8 million in cash and a note payable of $.2 million. Shred-Tech is engaged in the business of designing, manufacturing, leasing, selling, installing and servicing electric and hydraulic shredders and related products. The acquisition was accounted for as a purchase and the results of operations of Shred-Tech have been included as part of the Specialty Equipment segment from the date of acquisition. Goodwill of $5.1 million was recorded in connection with the acquisition and will be amortized over a 20 year period.

On December 1, 1994, the Company purchased substantially all of the assets of Refractarios Chilenos S.A., and Construcciones Refractarias S.A., Chilean corporations (RECSA), for approximately $15.5 million in cash and $2.9 million of assumed liabilities. Both companies are Chilean manufacturers of a broad line of refractory products. The acquisitions were accounted for as purchases and the results of both have been reported as part of the Refractory Products segment from the date of acquisition.

On November 1, 1994, the Company acquired over 99 percent of the outstanding stock of Ameri-Forge Corporation (Ameri-Forge) from Societe General de Forge, S.A., a Luxembourg corporation, for $16.5 million in cash. The remaining outstanding stock was acquired in 1995. Under the terms of the purchase agreement, additional consideration was payable on December 31, 1995, 1996, and 1997 as certain levels of earnings before interest and taxes were attained for these three years. In accordance with the terms of the agreement, $.5 million of additional consideration was paid both in December 1995 and 1996, and $1.2 million was paid in December 1997, increasing the goodwill originally recorded. Ameri-Forge is a Houston, Texas based manufacturer of forged flanges used to connect components of closed systems for processing and transporting liquids and gases and, recently, began the manufacture and sale of forged components used in the undercarriage assemblies of tracked vehicles. The acquisition was accounted for as a purchase and originally included approximately $9.5 million of goodwill which will be amortized over a 20 year period. The results of operations of Ameri-Forge are reported as the Forged Products segment.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACQUISITIONS (CONTINUED)

The following summary presents the consolidated results of operations for the years ended October 31, 1997, 1996 and 1995 on an unaudited pro forma basis, as if the Lota-Green acquisition had occurred as of November 1, 1995, and as if the CTI and Rotor acquisitions had occurred as of November 1, 1994 (with appropriate adjustments for amortization of intangible assets, depreciation expense, interest expense and related income tax effects). The pro forma operating results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transactions been consummated as of those earlier dates, nor are they indicative of results of operations which may occur in the future.

In Millions Except Per Share Data     Years ended October 31,
-----------------------------------   -----------------------
                                       1997     1996    1995
                                      ------   ------  ------
Revenues...........................    612.9    670.2   646.2
Net income (loss)..................     (2.9)    47.3    40.5
Earnings (loss) per share..........     (.13)    2.09    1.78


DIVESTITURES

In January 1997, the Company sold its joint venture interest in KOMDRESCO. Also in January, the Company announced its strategic decision to divest itself of the surface mining equipment business and its underground mining equipment business in the United Kingdom. The divestitures of both businesses were completed in 1997.

In connection with these divestitures, the Company recognized losses of $43.5 million, which are presented as Special Charges in the accompanying consolidated statement of earnings. The loss provision primarily reflects the difference between proceeds received and book value of net assets sold. The loss provision also includes $6 million for severance pay related to the termination of substantially all surface mining equipment business employees. The Company retained the business' U.S. real property, which is being held for sale at October 31, 1997 and is included in Other assets in the amount of $2.5 million in the accompanying consolidated balance sheet.

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

In September 1994, Komatsu Dresser Company exercised its option to liquidate the Company's remaining 19 percent interest in a joint venture to distribute construction equipment as part of a liquidation agreement originally executed on September 30, 1993. With the liquidation of the remaining 19 percent interest, the Company received the book value of the investment, or $38 million, with $32 million in cash at closing, another $1 million in October 1994, and the remaining $5 million in fiscal 1995.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACQUISITION SUBSEQUENT TO THE BALANCE SHEET DATE

On December 31, 1997, the Company acquired all of the outstanding shares of Magnesitwerk Aken GmbH, a refractory products company located in Aken, Germany, for approximately $8.4 million (including $2.0 million which may be payable over a three year period if certain earnings considerations are met). The balance sheet of the acquired company included $14.2 million of non-recourse debt. The acquisition will be accounted for as a purchase.


NOTE D - UNCONSOLIDATED AFFILIATES

The Company, through a subsidiary, had a 50 percent ownership interest in KOMDRESCO, a general partnership which manufactured and distributed certain construction and mining equipment in South Africa and neighboring countries. In January 1997, the Company sold its interest in KOMDRESCO. See Note C for further information. KOMDRESCO's revenues for the years ended October 31, 1996, and 1995 were $107.0 million, and $75.7 million, respectively. The Company's investment in KOMDRESCO at October 31, 1996 was $14.6 million. The Company's share of partnership earnings for KOMDRESCO was $2.1 million and $2.2 million for the years ended October 31, 1996, and 1995, respectively, and is included in Other, net in the accompanying consolidated statements of earnings.


NOTE E - INVENTORIES

Inventories on the LIFO method were $40.3 million and $57.8 million at October 31, 1997 and 1996, respectively. The excess of average cost, which approximates replacement or current costs, over the LIFO values would have been $31.2 million and $41.6 million at October 31, 1997 and 1996, respectively.


NOTE F - INCOME TAXES

The components of earnings (loss) before income taxes for the years ended October 31, 1997, 1996 and 1995 included the following:

In Millions      1997     1996    1995
                -----------------------

Domestic......  $(19.3)  $ 25.1    13.6
Foreign.......    12.6     30.3    28.9
                ------   ------  ------
                $ (6.7)  $ 55.4    42.5
                ======   ======  ======

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes for the years ended October 31, 1997, 1996 and 1995 consisted of the following:

In millions                       1997    1996    1995
                                 ----------------------

Current tax provision
 U.S. Federal.................   $  1.3      .7
 State........................      (.1)     .1      .1
 Foreign......................      5.7     7.3     1.8
                                 ------  ------  ------
                                    6.9     8.1     1.9
                                 ------  ------  ------

Deferred tax provision
  (benefit)
 U.S. Federal.................    (13.2)     .7      .8
 Foreign......................      4.0     1.2     1.1
                                 ------  ------  ------
                                   (9.2)    1.9     1.9
                                 ------  ------  ------
  Income tax provision
    (benefit).................   $ (2.3)   10.0     3.8
                                 ======  ======  ======

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the consolidated statements of earnings:

In millions                       1997    1996    1995
                                 ----------------------

Income tax expense at
  statutory rate..............   $ (2.3)   19.4    14.9
Valuation allowances..........             (9.1)   (9.0)
Outside partnership basis
  differences.................                     (3.1)
Taxability of foreign
  subsidiary earnings.........       .2    (1.5)   (1.0)
Tax rate differentials -
  other jurisdictions.........      (.8)     .2      .9
Goodwill amortization.........       .6      .5      .4
Other.........................               .5      .7
                                 ------  ------  ------
  Income tax provision........   $ (2.3)   10.0     3.8
                                 ======  ======  ======


                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax assets as of October 31, 1997 and 1996 were as follows:

In millions                                 1997        1996
                                           ------------------
Domestic deferred tax assets
Inventory reserves.......................  $  1.4         3.8
Capital loss carryforwards...............     5.0         5.9
Self insurance reserves..................     6.2         5.2
Other operating reserves.................    18.0         5.2
Retiree medical reserves.................    16.0        15.8
Net operating loss carryforwards.........    21.6         8.3
Basis differences in land and equipment..    10.8        12.2
Credit carryforwards.....................     4.8         1.7
                                           ------      ------
 Gross domestic deferred tax assets......    83.8        58.1
Valuation allowances.....................    (6.6)       (6.6)
                                           ------      ------
 Net domestic deferred tax asset.........    77.2        51.5
                                           ------      ------
Foreign deferred tax assets
Other operating reserves.................     2.1         2.4
Basis differences in land................                 2.3
Tax deductible goodwill..................     1.0         1.3
Net operating loss carryforwards.........     4.7         4.9
Capital loss carryforwards...............     2.6
                                           ------      ------
 Gross foreign deferred tax assets.......    10.4        10.9
Valuation allowances.....................    (2.8)       (2.8)
                                           ------      ------
 Net foreign deferred tax assets.........     7.6         8.1
                                           ------      ------

Deferred tax liabilities

Other operating reserves.................     8.2         5.1
Tax deductible inventory purchases.......     5.9         5.1
Basis differences in land and equipment..    17.0         4.9
                                           ------      ------
 Deferred tax liability..................    31.1        15.1
                                           ------      ------

Net deferred tax asset...................    53.7        44.5
                                           ======      ======
Current deferred tax assets
Noncurrent deferred tax assets...........    56.1        54.5
Current deferred tax liability...........    28.7         5.1
Noncurrent deferred tax liability........   (14.1)       (7.6)
                                            (17.0)       (7.5)
                                           ------      ------

Net deferred tax assets..................  $ 53.7        44.5
                                           ======      ======


There were no changes to the Company's valuation allowances for 1997. The effect of the valuation allowance on the 1996 and 1995 income tax provision is a benefit of $9.1 million and $9.0 million, respectively. The 1996 and 1995 benefits related primarily to reassessments of the Company's ability to realize the related deferred tax assets based upon the then anticipated future worldwide profitability of the Company.

Since the Company plans to continue to finance foreign operations and expansion through reinvestment of undistributed earnings of its foreign subsidiaries (approximately $53.8 million at October 31, 1997), no provisions are made for U.S. or additional foreign taxes on such earnings. When the Company identifies exceptions to this general investment policy, additional taxes are provided. Unrecognized deferred taxes on remittance of these funds is not expected to be material.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At October 31, 1997, the Company had U.S. operating losses of $56.6 million and foreign operating losses of $12.0 million which may be carried forward for tax purposes. The U.S. operating losses expire over a period from 2009 through 2012. In 2004, $6.8 million of the foreign operating losses expire; $5.2 million may be carried forward indefinitely.

Income taxes paid for the years ended October 31, 1997, 1996 and 1995, were $7.5 million, $5.0 million, and $2.5 million, respectively.


NOTE G - NOTES PAYABLE AND LONG-TERM DEBT

The Company's short-term and long-term debt is summarized below as of the dates shown (in millions).


                                                      Years ended October 31,
                                                      -----------------------
                                                         1997          1996
                                                         ----          ----
Private Placement....................................   $ 75.0          75.0
Committed Credit Facilities..........................     60.0          60.0
Lines of Credit......................................     46.4          36.4
Other................................................     17.6           4.0
                                                        ------        ------
                                                         199.0         175.4

Less Current Maturities..............................    (47.2)        (38.9)
                                                        ------        ------
                                                        $151.8         136.5
                                                        ======        ======


Private Placement

Unsecured, medium-term senior notes in the principal amount of $75 million were issued in January 1996 to institutional lenders to provide financing for acquisitions, primarily for CTI and Rotor. The principal payments required in future years are zero in 1998 and 1999; $7 million in 2000 and 2001; $32 million due 2002; and $29 million due thereafter. The blended interest rate for the two series of notes is approximately 6.6 percent per annum.

Committed Credit Facility

At both October 31, 1997 and 1996, the Company had borrowed $60 million under a committed credit facility at an average interest rate of 5.905 percent, and
5.655 percent, respectively. In September 1996, this credit facility was changed from a short-term to a long-term facility due in September 1999. The facility provides that it may be increased to $150 million through syndication.

Long-Term Debt Covenants

The Company's long-term debt contains certain affirmative and negative covenants which require compliance with various financial ratios and thresholds, including minimum consolidated tangible net worth, maximum debt to capitalization, debt to consolidated tangible net worth, and debt to net cash flow. In addition, the covenants have limitations on liens (other than in the ordinary course of business) and on asset dispositions, as well as requirements of minimum earnings coverage of interest expense.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lines of Credit

Five discretionary bank lines of credit aggregating $110 million were available to the Company for short-term borrowing at October 31, 1997. These lines provided for borrowing at market interest rates and have maturity dates ranging from 1 to 90 days and are renewed as needed. At October 31, 1997, the Company had outstanding $46.4 million under these credit lines excluding $9.6 million used for letters of credit.

Other

Other long-term debt increased from $4 million at October 31, 1996 to $17.6 million at October 31, 1997, primarily due to the issuance of a note in the principal amount of $10 million to provide financing for the acquisition of the refractory business and related assets of Lota-Green. The principal payments required in future years are zero in 1998, $1 million in 1999, $2 million each year from 2000 through 2003, and $1 million in 2004. Interest related to the note is fixed at 6.8% per annum.

Interest paid during the years ended October 31, 1997, 1996 and 1995 was $12.8 million, $6.3 million and $4.6 million, respectively. In 1997 and 1996, the Company capitalized $2.4 million and $2.0 million, respectively, of interest relating to capital projects in progress. No material amount of interest was capitalized in 1995.


NOTE H - COMMITMENTS AND CONTINGENCIES

PRODUCTS LIABILITY LITIGATION

The Company is one of several defendants in lawsuits pending in state courts in Mississippi, Texas, West Virginia, and Connecticut in which the plaintiffs allege that they incurred hearing losses and other injuries due to their operation of pneumatic and electrical hand tools manufactured by the defendants and used at job sites controlled by customers of the defendants (Tool Claims). Approximately 3,600 of these plaintiffs allege that they incurred hearing losses and 1,800 allege carpal tunnel syndrome and vibration injury. A jury verdict in the aggregate amount of $231,000 that was entered in 1994 on the vibration injury claims of five plaintiffs in the Connecticut lawsuit was reversed and remanded for a new trial by the Supreme Court of Connecticut in 1997.

Harbison-Walker Refractories Company, a wholly-owned subsidiary of the Company (H-W), once manufactured and sold certain types of refractory products that contained small quantities of asbestos fiber. It is one of numerous companies named as defendants in lawsuits in which the plaintiffs, most of whom worked for customers of the defendants, allege injuries due to exposure to asbestos-containing products (Asbestos Claims). Between August 1, 1992, the date of the spin-off of H-W (Spin-Off Date) by Dresser Industries, Inc. (Dresser), and October 31, 1997, approximately 143,200 Asbestos Claims had been made against H-
W. During the same period, net of insurance proceeds, H-W paid expenses of approximately $10.9 million to defend Asbestos Claims and approximately $7.5 million to settle Asbestos Claims. At October 31, 1997, there were approximately 59,700 unresolved Asbestos Claims and approximately 33,900 pending Asbestos Claims that were subject to settlement agreements. The remaining claims have been settled, dismissed or otherwise disposed of.

Certain insurance policies issued to Dresser prior to the Spin-Off Date provide coverage to H-W for a portion of amounts paid by H-W to defend and settle Asbestos Claims and Tool Claims and of judgments against H-W in respect of Asbestos Claims and Tool Claims. Moreover, Dresser is obligated to indemnify H-W for such claims to the extent of the proceeds of such insurance under the terms of the Distribution Agreement, dated as of July 17, 1992 (Distribution Agreement), entered into between Dresser and H-W in connection with the spin-off of H-W. The extent and timing of reimbursement under Dresser's insurance policies are and will be dependent upon such factors as: the existence and terms of agreements regarding apportionment among the insurers of payments in respect of Asbestos Claims and Tool Claims; solvency of the insurers; policy limits for individual years of coverage and exhaustion thereof by Dresser and H-W claims, including Asbestos Claims and Tool Claims; and whether policies obligate insurers to reimburse defense and related expenses and, if so, the extent to which such payments reduce remaining policy limits. The issuers of these policies have paid approximately 70 percent of the fees, expenses and indemnity payments incurred by H-W for Asbestos Claims since the Spin-Off Date. The Company intends to seek reimbursement for costs incurred for Tool Claims, which aggregated $1.9 million at October 31, 1997, and believes that a significant amount of insurance coverage therefor exists and is available.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has recorded an accrual of approximately $113.7 million for Asbestos Claims pending as of October 31, 1997, and separately recorded an asset of $101.2 million which is the portion of such accrual that is expected to be recovered over time from insurance. The accrued liability represents an estimate of the probable fees, expenses and liability of H-W for all pending Asbestos Claims, both resolved and unresolved. Estimated fees, expenses and liability are based upon: the number of pending Asbestos Claims; the historical percentage of H-W Asbestos Claims dismissed; H-W's historical average settlement payment per undismissed claim; the projected aging of H-W Asbestos Claims; and the average monthly defense cost per unresolved claim. The partially offsetting asset reflects management's belief, based on H-W's rights under the Distribution Agreement, its review of applicable insurance policies issued to Dresser, the solvency of issuers of such policies, and the terms of a 1988 agreement between Dresser, its primary insurers and certain of its excess insurers regarding apportionment among them of payments in respect of Asbestos Claims, that such amount is recoverable under such policies in respect of the accrued liability. H-W and Dresser have reached an agreement in principle with insurers that issued approximately 60 percent of the excess coverage for H-W Asbestos Claims regarding, among other matters, events which trigger such coverage, allocation of payments for indemnity and defense among the parties, and retroactivity of such understandings to past payments by H-W. H-W is also negotiating similar arrangements with other issuers of its applicable excess coverage. Assuming definitive agreements with all such carriers are satisfactorily concluded, and in view of the generally favorable case law, management believes that H-W will be reimbursed in the future for a significantly greater percentage of the indemnity payments and defense costs for such claims than it has received in the past.

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

In view of the number of Asbestos Claims and Tool Claims, management recognizes the possibility that multiple adverse judgements, particularly if they involve awards of punitive damages, could have a material effect upon the Company's earnings. However, based upon its review of pending Asbestos Claims and Tool Claims, the current reserves therefor, an evaluation of H-W's rights with respect to Dresser's insurance, its understanding of the terms and conditions of such insurance and discussions with insurers and their representatives, its experience to date with such litigation, and consultation with counsel, the Company believes that pending Asbestos Claims and Tool Claims will not be material either to the financial condition of the Company or to its liquidity.

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ENVIRONMENTAL CLAIMS

Certain subsidiaries of the Company have been named potentially responsible parties with respect to several Environmental Protection Agency-designated superfund sites. Their potential liability with respect to such sites is not expected to be material. When deemed appropriate, reserves are established for costs which may be incurred in connection with environmental clean-up and remediation of Company facilities. In the opinion of management, expenses related to such matters will not have a material effect upon the earnings or consolidated financial position of the Company.

A Company subsidiary received an order from the Commonwealth of Pennsylvania in 1991 demanding remediation of a tract of land, a portion of which had been mined under lease by Harbison-Walker Refractories Company for a period of time prior to 1972. In March 1997, the Commonwealth's claim was fully resolved by entry of a consent decree providing for payment by the subsidiary of $775,000 over the following five years.

OTHER

Total rental expense charged to earnings was $7.3 million in 1997, $6.2 million in 1996, $5.6 million in 1995. At October 31, 1997, the aggregate minimum annual obligations under noncancellable operating leases were $3.6 million for 1998; $3.1 million for 1999; $2.7 million for 2000; $2.5 million for 2001; $2.4 million for 2002 and $8.0 million in subsequent years. The lease obligations relate primarily to general office space, sales office space and warehouses.


NOTE I - POSTRETIREMENT BENEFITS

Defined Benefit Pension Plans

Numerous defined benefit pension plans cover substantially all Company employees in the United States. Plans covering salaried employees are based primarily on years of service and qualifying compensation during the final years of employment. Plans covering hourly employees are based primarily on years of service. The plans are funded in accordance with applicable laws and regulations. About 96 percent of plan assets are invested in cash, short-term investments, equity, securities and fixed-income instruments. The remaining plan assets are primarily invested in real estate.

Additional defined benefit pension plans cover employees outside the United States, primarily Mexico, Canada and the U.K. The benefits under these plans are based primarily on years of service and compensation levels. The Company funds these plans in amounts at least sufficient to meet the minimum funding requirements under applicable laws and governmental regulations.

A liability has been recognized for all under-funded plans. The minimum liability which must be recorded is equal to the excess of the accumulated benefit obligation over plan assets. For some plans, this results in an additional liability being recorded. In connection with the recording of additional liabilities, corresponding amounts are recorded as an intangible asset or a reduction of equity. At October 31, 1997, the Company recorded $19.1 million of additional liabilities, $9.0 million of intangible assets and $6.3 million as a reduction in equity, net of income taxes, for such under funded plans. The Company had recorded additional liabilities of $16.4 million, intangible assets of $9.9 million and $2.8 million as a reduction in equity, net of income taxes at October 31, 1996.

The sale of the Company's surface mining equipment business in August 1997 resulted in termination of the employment of substantially all employees engaged in those operations. As a result, the Company recognized a $1.5 million charge in 1997 for pension curtailment.

In August 1995, the Company completed the wind up of one of its pension plans in Canada for which there were no remaining plan participants. In connection with the final settlement, the Company reverted approximately $.8 million of surplus plan assets and recognized a loss on settlement of approximately $.5 million which is included in Other, net in the consolidated statements of earnings.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension expense includes the following components (in millions):

                                                     1997    1996    1995
                                                    ----------------------

Service cost for benefits earned during the year..  $  4.1     4.4     3.8
Interest cost on projected benefit obligation.....    11.2    10.9     9.4
Actual return on plan assets......................   (15.3)  (13.2)   (3.9)
Net amortization and deferral.....................     4.5     2.2    (6.6)
                                                    ------  ------  ------
Net pension costs.................................  $  4.5     4.3     2.7
                                                    ======  ======  ======

The actuarial assumptions used were as follows:

                                                   1997           1996             1995
                                               -------------------------------------------
Discount rate................................  5.0% to 8.0%   8.0% to 14.0%   5.00% to 14%
Expected long-term rate of return on assets..  7.0% to 9.5%   8.5% to 16.0%    8.5% to 16%
Rate of increase in compensation levels......  1.5% to 5.0%   4.5% to 10.0%    4.8% to 10%
                                               -------------------------------------------

The funded status of the plans on the August 1 measurement dates was as follows (in millions):

Plans with Assets Exceeding Accumulated Benefits, in Millions     1997    1996    1995
                                                                 ----------------------

Actuarial present value of benefit obligations:

Vested benefit obligation......................................   $27.5    22.3    21.8
                                                                  =====   =====   =====
Accumulated benefit obligation.................................    32.9    25.3    22.3
                                                                  =====   =====   =====
Projected benefit obligation...................................    34.5    30.0    24.3
Plan assets at fair value......................................    52.6    44.8    37.1
                                                                  -----   -----   -----
Projected benefit obligation under plan assets.................    18.1    14.8    12.8
Unrecognized net (gain) loss...................................    (1.7)   (1.6)   (1.0)
Unrecognized prior service cost................................      .4     1.2     1.2
Unrecognized net transition asset..............................    (2.4)   (1.8)   (2.2)
                                                                  -----   -----   -----
Prepaid pension costs recognized as of August 1................   $14.4    12.6    10.8
                                                                  =====   =====   =====

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plans with Accumulated Benefits Exceeding Assets, (in millions)

                                                       1997     1996      1995
                                                      -------------------------

Actuarial present value of benefit obligations:

Vested benefit obligation...........................  $102.3     90.9      80.1
                                                      ======   ======    ======

Accumulated benefit obligation......................   109.0     96.9      85.9
                                                      ======   ======    ======
Projected benefit obligation........................   125.0    114.6     103.9
Plan assets at fair value...........................    94.7     84.2      71.3
                                                      ------   ------    ------
Projected benefit obligation over plan assets.......   (30.3)   (30.4)    (32.6)
Unrecognized net loss...............................    26.3     24.7      27.9
Unrecognized prior service cost.....................    10.4     11.7       9.6
Unrecognized net transition asset...................     (.4)    (1.6)     (2.2)
Adjustment required to recognize minimum liability..   (19.1)   (16.4)    (16.4)
                                                      ------   ------    ------
Pension liability recognized as of August 1.........  $(13.1)   (12.0)    (13.7)
                                                      ======   ======    ======


Contributions of $2.1 million, $1.5 million and $1.6 million were made by the Company to the trust subsequent to the August 1 measurement date which reduced the liability for plans with accumulated benefits exceeding assets as of October 31, 1997, 1996 and 1995, respectively.

On the consolidated balance sheet, Other assets includes prepaid pension costs and Accrued compensation and benefits includes current pension liabilities.

Defined Contribution Retirement Plans

In addition to the defined benefit pension plans discussed above, the Company and its subsidiaries sponsor a defined contribution plan which is funded primarily by employee contributions. The Company's matching contributions to this plan were $.4 million, $1.1 million and $.3 million during the years ended October 31, 1997, 1996 and 1995, respectively.

Other Postretirement Benefits

In addition to providing pension benefits, the Company and its subsidiaries currently provide certain health care and life insurance benefits for substantially all retired U.S. bargaining and nonbargaining unit employees meeting eligibility requirements. The Company's policy is to fund these benefits as claims and premiums are paid.

As a result of the sale of the Jeffrey underground mining equipment operations in the U.S., a curtailment gain of $1.1 million for post-retirement health care benefits was recognized in 1995 and included in the gain on sale. The 1997 sale of the Marion surface mining equipment business resulted in a curtailment loss of $1.0 million. See Note C for further information.

The effects of postretirement health care and life insurance benefits for non-U.S. employees, which supplement foreign government plans, are not significant under SFAS 106. The components of net periodic postretirement benefit cost were as follows (in millions):

                                                       1997     1996      1995
                                                      -------------------------

Service cost.......................................   $   .6       .5        .5
Interest cost......................................      3.3      3.3       3.6
Amortization of prior service cost.................      (.1)     (.1)      (.1)
                                                      ------   ------    ------
Net periodic postretirement benefit cost...........   $  3.8      3.7       4.0
                                                      ======   ======    ======

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's U.S. postretirement health care and life insurance plans currently are not funded. The amounts recognized on the Company's balance sheet at October 31, 1997, 1996, and 1995, for the obligations relating to such plans were as follows (in millions):

                                                    1997    1996    1995
Accumulated postretirement benefit obligation:
                                                   ---------------------

Retirees........................................   $36.5    38.1    37.6
Fully eligible plan participants................     4.2     4.5     5.8
Other active plan participants..................     4.9     3.8     4.0
                                                   -----   -----   -----
     Sub-total..................................    45.6    46.4    47.4
Unrecognized gains..............................     1.3      .4      .1
Unrecognized prior service cost.................      .8      .9     1.0
Accrued postretirement benefit cost.............   -----   -----   -----
recognized in the balance sheet
                                                   $47.7    47.7    48.5
                                                   =====   =====   =====

The weighted average discount rate used in determining the accumulated benefit obligation was 7.5 percent at October 31, 1997, October 31, 1996, and October 31, 1995. The weighted average rate of annual wage increase used to measure the accumulated postretirement benefit obligation was 4.5 percent at October 31, 1997, 1996 and 1995. The cost of covered health care benefits is assumed to have increased by 8 percent in 1997 and to increase at a decreasing rate to an annual and continuing increase of 5 percent after 3 years. Based on these assumptions, a one percentage point increase in the assumed health care cost trend rate would increase the annual net periodic postretirement benefit cost and the accumulated benefit obligation by approximately $.3 million and $2.5 million, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J - EMPLOYEE AND DIRECTOR INCENTIVE PLANS

Stock Option Program

Under the Company's 1992 Stock Compensation Plan, stock options, stock appreciation rights and restricted stock may be granted to officers and key employees. Up to 2,700,000 shares of common stock are subject to the Plan, of which no more than 750,000 shares may be awarded as restricted stock. An additional 800,000 shares to be used for stock option grants has been approved by the Board of Directors subject to Shareholder approval at the 1998 Annual Shareholders Meeting. No grant may be made for less than 100 percent of the fair market value of the common stock on the date of grant. All options generally expire ten years after the date of grant. All officers and certain key employees have been assigned stock ownership levels and are required to retain 25 percent of any option shares acquired upon exercise if they have not achieved their ownership level.


Outside Directors Stock Incentive Plan

The Board of Directors approved various amendments to the 1993 Directors Stock Incentive Plan which are being submitted for approval at the 1998 Annual Shareholders meeting. The amended plan provides that options may be granted up to 300,000 shares and that each nonemployee director will receive an annual grant of 5,000 shares at a price equal to 100% of the fair market value at the time of the grant. The options vest in six months and expire at the end of a ten year period, or at the end of a five year period following death, disability or retirement, whichever is less. A nonemployee director is generally required to retain at least 50 percent of any shares exercised until six months after retirement from the Board.

The stock options granted the Directors were as follows: 32,000 shares in 1993 at an exercise price of $14.56; 16,000 shares in 1994 at $13.69; 16,000 shares in 1996 at $24.50; and 20,000 shares in 1997 at $17.88. At October 31, 1997 options for 64,000 shares were exercisable. The 1997 grants are subject to shareholder approval of the plan amendments.


Stock Option Summary

In 1997, the Company adopted the disclosure-only option under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation SFAS 123." If the Company had recorded compensation expense in 1997 and 1996 for the stock options granted in accordance with the provisions of SFAS 123, the pro forma net earnings (loss) would have been ($5.6) million and $44.4 million, and the pro forma net earnings (loss) per share would have been $(0.25) and $1.97 in 1997 and 1996, respectively. The estimated fair value of the options granted during 1997 and 1996 using the Black-Scholes pricing model is $1.2 million and $3.2 million, respectively. For purposes of the pro forma disclosures, these values are expensed over the vesting periods of the options.

The significant assumptions used to estimate the fair value of the stock options granted in 1997 and 1996 include a risk-free rate of return of 6.2% (1997 options) and 6.8% (1996 options), expected option lives of 6.0 years (1997 options) and 8.4 years (1996 options), expected volatility of 28% (for both 1997 and 1996 options) and no expected dividend payments.

A summary of stock option activity is as follows:

                                                    1997                  1996                   1995
                                                    ----                  ----                   ----
                                              Number    Average     Number     Average     Number    Average
                                                of      Exercise      of       Exercise      of      Exercise
                                              Shares     Price      Shares      Price      Shares     Price

Options outstanding at beginning of year    1,441,726    14.06     1,291,024    12.49      902,674    10.72
Options granted                               181,800    19.95       371,600    17.27      451,600    15.78
Options exercised                            (184,937)   13.04      (212,898)   10.09      (49,375)   10.51
                                             ( 13,100)   18.29      (  8,000)   15.81      (13,875)   11.26
Options canceled                            ---------              ---------             ---------
                                            1,425,489    14.20     1,441,726    14.06    1,291,024    12.49
Options outstanding at end of year          =========              =========             =========

Options exercisable at end of year          1,249,789    14.20     1,037,570    12.98      776,455    10.66
                                            =========              =========             =========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following information is presented for stock options outstanding at October 31, 1997

                                 OUTSTANDING OPTION SHARES               EXERCISABLE OPTION SHARES
                      -----------------------------------------------   ---------------------------
                                 Average Remaining
      Exercise                         Life          Average Exercise             Average Exercise
    Price Range        Shares        (in years)           Price          Shares        Price
                      -----------------------------------------------   ---------------------------
   $8.50 - $11.00      225,756           3.1             $ 9.52          225,756      $ 9.52

  $11.81 - $13.63      318,535           6.1              12.28          318,535       12.28

  $15.81 - $17.19      690,498           7.9             16.494          690,498       16.49

  $18.94 - $20.00      190,700           9.7              19.90           15,000       19.25
                     ---------

       TOTALS        1,425,489           7.0             $14.90        1,249,789      $14.20

As of October 31, 1997 there were a total of 730,933 shares reserved for future options and other grants under the Plan.


Deferred Compensation Plan

Key executives may elect to have certain earned incentive awards paid on a current or deferred basis. Amounts deferred are deemed invested in stock units, at a 25% discount to the then market price, and become payable as common stock following termination. Officers must invest a minimum of 50 percent of any management incentive in company stock or stock units if they have not achieved their stock ownership requirement. Nonofficer key employees subject to the stock ownership policy must so invest at least 30 percent of any incentive until their requirements are met.



NOTE K - CAPITAL STOCK

Purchase of Common Stock

In August 1993, the Board of Directors approved a plan to purchase up to 4.1 million shares of the Company's common stock. In August 1994, the Board increased this authorization by 2 million shares. In 1997, the Board authorized additional purchases up to 10 percent of the Company's then outstanding shares at July 1, 1997, or approximately 2.2 million shares. The Company purchased shares of common stock in the open market as shown in the table below. During the years ended October 31, 1997, 1996, and 1995, 191,971; 255,176; and 54,473
shares of treasury stock were issued pursuant to employee benefit plans, respectively.


        Year Ended          Shares Purchased  Average Price
        ----------          ----------------  -------------
        October 31, 1997            877,352         $17.75
        October 31, 1996            150,300          17.08
        October 31, 1995            643,061          13.52






                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock Purchase Rights

On July 28, 1992, the Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right (Right) for each outstanding share of the Company's common stock to shareholders of record on August 7, 1992. Unless renewed, the Rights expire on July 27, 2002.

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If the Company is acquired in a merger or other business combination not previously approved by the Company's Continuing Directors, each Right then exercisable would entitle its holder to purchase at the exercise price that number of shares of the surviving company's common stock which has a market value equal to twice the Right's exercise price. In addition, if any person or group (with certain exceptions) were to acquire beneficial ownership of 15 percent or more of the Company's common stock (unless pursuant to a transaction approved by the Company's Continuing Directors), each New Right would entitle all right holders, other than the 15 percent stockholder or group, to purchase Series A Junior Preferred Stock having a market value equal to twice the Right's exercise price.

The Rights may be redeemed by the Company for $.01 per Right until the tenth day after a person or group has obtained beneficial ownership of 15 percent or more of the Company's common stock (or such later date as the Continuing Directors may determine).

The Rights are not considered to be common stock equivalents because there is no indication that any event will occur which would cause them to be exercisable. Their issuance therefor has no effect on earnings per share.


NOTE L - RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board released Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both statements become effective for fiscal years beginning after December 15, 1997 with early adoption permitted. These statements require disclosure of certain components of changes in equity and certain information about operating segments and geographic areas of operation. No decision has been made as to when the Company will adopt the statements. These statements will not have any effect on the Company's results of operations, financial position or cash flow.

In February 1997, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 128, "Earnings per Share". The Statement is effective for financial statements issued for periods ending after December 15, 1997 and specifies new standards for the computation and presentation of earnings per share. The Company's adoption of this standard will result in the dual presentation of "basic" and "diluted" earnings per share on the face of the Company's income statement. Diluted earnings per share calculated using the new standard is not expected to materially differ from earnings per share previously presented.


NOTE M - SUPPLEMENTARY INCOME STATEMENT INFORMATION

Depreciation, depletion and amortization of property, plant and equipment charged to earnings amounted to $17.7 million in 1997, $16.1 million in 1996,
and $14.9 million in 1995.   See Note B for further information.

Research and development expenses were $5.1 million in 1997, $4.9 million in 1996, and $3.3 million in 1995.

During October 1997, the Company recorded a $2.7 million charge related to the termination of 72 employees of the Minerals and Refractory Products segments. The charge is included in "Other, net" in the accompanying consolidated statement of earnings.


NOTE N - INFORMATION BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

Total sales include sales to unaffiliated customers and intergeographic area sales. The intergeographic area sales are accounted for at approximate arm's length market prices. No single customer accounted for 10 percent or more of total sales.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


Refractory Products

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

Minerals

The Minerals segment collects and processes magnesite, graphite, bauxite and other raw materials used in the production of refractories. Minerals had previously been a part of the Minerals and Refractory Products segment. This business was originally founded to be a strictly internal source of magnesite for Harbison-Walker but is now a supplier of raw materials to refractory manufacturers worldwide.

Industrial Tool

The Industrial Tool segment consists of the INTOOL operation which produces Cleco pneumatic tools for use primarily in the electronic, aircraft and automotive markets, and maintenance and fabrication tools supplied primarily to petroleum refineries, chemical plants, foundries, steel mills and general industry, and Quackenbush pneumatic and hydraulic precision equipment used in the aircraft and aerospace industries and in mobile machining applications. INTOOL also produces Airetool cleaners and expanders used by the manufacturers and users of heat exchangers and boilers of all types and Rotor, a manufacturer of fixturized and specialty engineered tools used primarily in automotive assembly operations which was acquired in 1996. See Note C to the consolidated financial statements. Rotor's operations since acquisition are included in Industrial Tool financial results.

Specialty Equipment

The specialty equipment operations include CTI, Shred-Tech and the processing equipment operations of Jeffrey which have not been sold. The Shred-Tech and Jeffrey processing equipment operations manufacture processing, shredding and recycling equipment used in a variety of industries and applications. See Note C for further information.

In January 1996, the Company acquired substantially all of the assets of CTI for $36.3 million in cash and assumed liabilities of $11.6 million. CTI has manufactured polymer concrete products for various applications including tankhouse cells used in the electrolytic refining of copper and other metals. CTI results have been reported as part of Specialty Equipment since the date of acquisition.

Forged Products

Forged Products include the forging operations of Ameri-Forge. Ameri-Forge is the leading U.S. manufacturer of forged flanges used in industries such as oil and gas, petrochemical, chemical, construction, food and water treatment and, during 1997, entered the market for forged products used in the undercarriage assemblies of tracked vehicles.

Divested Operations

The divested operations include the Marion and Jeffrey businesses, and the Company's 50 percent partnership interest in KOMDRESCO. See Notes C and D for further information.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial information by Industry Segment and Geographic Area for the years ended October 31, 1997, 1996 and 1995 is as follows (in millions):

INDUSTRY SEGMENT                                       1997    1996    1995
                                                      ----------------------

SALES AND OPERATING REVENUES
  Refractory products..............................   $335.5   300.5   295.0
  Minerals.........................................     50.0    51.6    46.3
  Industrial tool..................................    113.2    97.2    73.3
  Specialty equipment products.....................     68.8    50.8    31.3
  Forged products..................................     54.1    50.6    42.2
  Divested operations..............................       --   116.3   129.3
  Eliminations.....................................    (20.4)  (20.7)  (23.1)
                                                      ------  ------  ------
    Total..........................................   $601.2   646.3   594.3
                                                      ======  ======  ======

OPERATING PROFIT AND EARNINGS BEFORE TAXES
  Refractory products..............................   $ 26.2    28.0    30.1
  Minerals.........................................      5.7    11.2     8.1
  Industrial tool..................................     19.7    14.2     8.7
  Specialty equipment products.....................      1.4     4.0     1.4
  Forged products..................................      9.9    12.9     8.9
  Divested operations..............................       --     4.5     4.0
  Partnership operations...........................       --     2.3     2.7
                                                      ------  ------  ------
    Subtotal operating profit before special
     charges.......................................     62.9    77.1    63.9
  Special charges..................................    (43.5)     --      --
                                                      ------  ------  ------
  Total operating profit...........................     19.4    77.1    63.9
  General corporate expenses.......................    (26.1)  (21.7)  (26.1)
  Other nonsegment expenses, net...................       --      --     4.7
                                                      ------  ------  ------
    Earnings (losses) before taxes.................   $ (6.7)   55.4    42.5
                                                      ======  ======  ======

IDENTIFIABLE ASSETS
  Refractory products..............................   $263.7   225.4   231.3
  Minerals.........................................     42.1    32.7    13.7
  Industrial tool..................................     96.1    86.6    44.4
  Specialty equipment products.....................     91.1    88.2    23.3
  Forged products..................................    102.7    68.2    45.8
  Divested operations..............................       --    84.6    92.2
                                                      ------  ------  ------
    Total identifiable assets......................    595.7   585.7   450.7
  Investments in affiliates........................      5.3    20.5    17.1
  Corporate assets.................................    206.0   146.4   116.6
                                                      ------  ------  ------
    Total assets...................................   $807.0   752.6   584.4
                                                      ======  ======  ======

CAPITAL EXPENDITURES
  Refractory products..............................   $ 14.2    18.4    16.7
  Minerals.........................................      9.3     4.5      .7
  Industrial tool..................................      3.5     3.8     3.4
  Specialty equipment products.....................      1.4     1.2      .4
  Forged products..................................     32.5    22.8    10.4
  Divested operations..............................      1.1     2.0     3.0
  Other............................................      2.4     1.0      .2
                                                      ------  ------  ------
    Total capital expenditures.....................   $ 64.4    53.7    34.8
                                                      ======  ======  ======

DEPRECIATION, DEPLETION AND AMORTIZATION
  Refractory products..............................   $  9.1     8.1     8.0
  Minerals.........................................       .8      .6      .5
  Industrial tool..................................      4.8     2.8     1.3
  Specialty equipment products.....................      2.3     2.3     1.4
  Forged products..................................      3.8     3.4     3.3
  Divested operations..............................      1.1     1.2     1.3
  Other............................................       .4      .3      .3
                                                      ------  ------  ------
    Total depreciation depletion and amortization..   $ 22.3    18.7    16.1
                                                      ======  ======  ======

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


GEOGRAPHIC AREA                                          1997    1996    1995
                                                        ----------------------

SALES AND OPERATING REVENUES
  United States......................................   $409.9   462.7   438.7
  Canada.............................................     37.1    35.0    32.8
  Latin America......................................     91.7    83.2    64.6
  Europe.............................................     18.5    15.8    21.3
  Australia, Far East and South Africa...............     44.0    49.6    36.9
Intergeographic area sales
  United States......................................     40.4    45.9    37.4
  Canada.............................................     31.0    32.0    28.8
  Latin America......................................     12.8     9.6    10.0
  Europe.............................................        0      .4
  Australia, Far East and South Africa...............        0      .1      .2
  Eliminations.......................................    (84.2)  (88.0)  (76.4)
                                                        ------  ------  ------
  Total..............................................   $601.2   646.3   594.3
                                                        ======  ======  ======
OPERATING PROFIT
  United States......................................   $ 42.3    46.2    34.4
  Canada.............................................      4.8     6.7     6.5
  Latin America......................................     15.6    17.2    13.7
  Europe.............................................     (2.1)    1.3     3.0
  Australia, Far East and South Africa...............      2.3     3.5     3.7
  Partnership operations
    Australia, Far East and South Africa.............       --     2.3     2.7
  Eliminations.......................................       --     (.1)    (.1)
                                                        ------  ------  ------
    Subtotal operating profit before special charges.     62.9    77.1    63.9

    Special charges .................................    (43.5)     --      --
                                                        ------  ------  ------
  Total operating profit.............................   $ 19.4    77.1    63.9
                                                        ======  ======  ======
IDENTIFIABLE ASSETS
  United States......................................   $409.2   410.1   278.0
  Canada.............................................     41.5    47.5    41.0
  Latin America......................................    125.7    96.7    98.9
  Europe.............................................     21.7    26.3    16.5
  Australia, Far East and South Africa...............      7.6    26.1    27.2
  Eliminations.......................................    (10.0)  (21.0)  (10.9)
                                                        ------  ------  ------
  Total identifiable assets..........................   $595.7   585.7   450.7
                                                        ======  ======  ======
UNITED STATES EXPORT SALES
  Canada.............................................   $ 27.9    36.0    16.2
  Latin America......................................     15.2    17.4    18.0
  Europe.............................................      9.1    19.9    26.1
  Australia, Far East, Middle East and South Africa..     10.3    31.8    23.7
                                                        ------  ------  ------
  Total United States export sales...................   $ 62.5   105.1    84.0
                                                        ======  ======  ======

                               INDEX TO EXHIBITS

PAGE  EXHIBIT                       DESCRIPTION
----  -------                       -----------

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

CORPORATE HEADQUARTERS



Global Industrial Technologies, Inc.
2121 San Jacinto Street, Suite 2500
Dallas, Texas 75201
Telephone: 214 953-4500
Fax: 214 953-4596

REFRACTORY PRODUCTS

Harbison-Walker Refractories Company
600 Grant Street, 50th Floor
Pittsburgh, Pennsylvania 15219
President: Juan M. Bravo
Telephone: 412 562-6307
Fax: 412 562-6234

Harbison-Walker International
600 Grant Street, 50th Floor
Pittsburgh, Pennsylvania 15219
Vice President: Jess Hutchinson
Telephone: 412 562-6307
Fax: 412 562-6234

Harbison-Walker U.S./Canada
600 Grant Street, 50th Floor
Pittsburgh, Pennsylvania 15219
Vice President: John S. Miller
Telephone: 412 562-6205
Fax: 412 562-6234

Refractarios Chilenos S.A. (RECSA)
Carretera Panamericana Norte 3076
Santiago, Chile
General Manager: Ramiro Valenzuela
Telephone: 011 562 641-9113
Fax: 011 562 644 8897

Refractarios Mexicanos S.A. de C.V. (REFMEX)
Carretera Saltillo -Monterrey Km.9
Ramos Arizpe, Coahuila 25900 Mexico
President: Julio Labadie
Telephone: 011 52 84 88 0031
Fax: 011 52 84 88 0051

Technology Group
600 Grant Street, 50th Floor
Pittsburgh, Pennsylvania 15219
Vice President: Mel Wees
Telephone: 412 562-6387
Fax: 412 562-6392


MINERALS

Minerals Group
600 Grant Street, 50th Floor
Pittsburgh, Pennsylvania 15219
Vice President: William K. Brown
Telephone: 412 562-6592
Fax: 412 562-6209


SPECIALTY EQUIPMENT PRODUCTS

Corrosion Technology International, Inc.
2121 San Jacinto Street, Suite 2880
Dallas, Texas 75201
President: Maurice W. Barrett
Telephone: 214 220-4533
Fax: 214 220-4535

Global Processing Group
87 Main Street
Cambridge, Ontario, Canada N1R 1W1
General Manager: Maurice W. Barrett
Telephone: 519 621-7234
Fax: 519 621-9001


FORGED PRODUCTS

Ameri-Forge Corporation
13770 Industrial Road
Houston, Texas 77015
President: Herbert Linser
Telephone: 713 455-2860
Fax: 713 455-0311

INDUSTRIAL TOOL

INTOOL, Incorporated
7007 Pinemont
Houston, Texas 77040
President: T. R. Hurst
Telephone: 713 462-4521
Fax: 713 460-7008