Form 10-Q
period 1998-01-31
GLOBAL INDUSTRIAL TECHNOLOGIES INC
filed 1998-02-20
CIK 887941

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended January 31, 1998

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

Yes   X     No.
    -----        -----

At February 17, 1998, 21,954,893 shares of Common Stock, par value $0.25, of the Registrant were outstanding.

                                 Page 1 of 14
                       Exhibit Index Appears on Page 14

                                    INDEX
                                                                     Page

Number
------

Part I.     Financial Information
            Management's Representation                                 3
            Consolidated Condensed Statements of Earnings for
             the three months ended January 31, 1998 and 1997           4
            Consolidated Condensed Balance Sheets as of
             January 31, 1998 and October 31, 1997                    5-6
            Consolidated Condensed Statements of Cash Flows
             for the three months ended January 31, 1998 and 1997       7
            Notes to Consolidated Condensed Financial Statements     8-11
            Management's Discussion and Analysis                    12-15

Part II.    Other Information                                          16

Signature                                                              16

                                     PART I
                             FINANCIAL INFORMATION



                          MANAGEMENT'S REPRESENTATION


The consolidated condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The Company believes that the disclosures are adequate to make the information presented not misleading.
These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes to consolidated financial statements included in the Annual Report, Form 10-K for the fiscal year ended October 31, 1997.

In the opinion of the Company, all adjustments have been included that were necessary to present fairly the financial position of Global Industrial Technologies, Inc. and subsidiaries as of January 31, 1998; the results of operations for the three months ended January 31, 1998 and 1997; and the cash flows for the three months ended January 31, 1998 and 1997. These adjustments consisted of normal recurring adjustments. The results of operations for such interim periods do not necessarily indicate the results for the full year.

              GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                       (In millions except per share data)



                                                       Three months ended
                                                          January 31,
                                                --------------------------------
                                                     1998              1997
                                                --------------------------------
                                                          (Unaudited)
Revenues
    Net sales and operating revenues            $      137.1       $      132.0
    Other                                                0.4                0.3
                                                ------------       ------------
Total Revenues                                         137.5              132.3
                                                ------------       ------------

Costs and Expenses
    Cost of sales                                      100.6               93.2
    Selling, engineering, administrative and
     general expenses                                   32.5               29.8
    Interest expense                                     2.6                2.6
    Special charges                                                        20.5
    Other - net                                          0.7                1.4
                                                ------------       ------------
Total Costs and Expenses                               136.4              147.5
                                                ------------       ------------


Earnings (loss) before income taxes                      1.1              (15.2)

    Income tax (provision) benefit                      (0.3)               3.8
                                                ------------       ------------

Net earnings (loss)                            $         0.8       $      (11.4)
                                               =============       ============


Basic earnings (loss) per common share         $        0.04       $      (0.50)
                                               =============       ============

Diluted earnings (loss) per common share       $        0.04       $      (0.50)
                                               =============       ============



     See accompanying Notes to Consolidated Condensed Financial Statements.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in millions)

                                                            January 31, 1998   October 31, 1997
ASSETS                                                                   (Unaudited)
------                                                      ----------------   ----------------
Current Assets
  Cash and cash equivalents                                 $           11.5   $           14.9
  Notes and accounts receivable
    Public                                                             113.0              113.7
    Unconsolidated affiliates                                            4.7                5.1
                                                            ----------------   ----------------
                                                                       117.7              118.8
    Less allowance for doubtful accounts                                 3.5                3.2
                                                            ----------------   ----------------
                                                                       114.2              115.6
  Inventories
    Finished products and work in process                               68.2               59.1
    Raw materials and supplies                                          45.4               41.6
                                                            ----------------   ----------------
                                                                       113.6              100.7
                                                            ----------------   ----------------

  Deferred income taxes                                                 56.1               56.1
  Asbestos insurance recoveries receivable                              64.3               65.1
  Prepaid expenses                                                       7.3                3.7
                                                            ----------------   ----------------

                 Total Current Assets                                  367.0              356.1


Investments in Unconsolidated Affiliates                                 5.4                5.3

Noncurrent Deferred Income Taxes                                        35.9               28.7

Goodwill - net                                                          79.5               80.4

Other Assets                                                            89.8               93.5


Property, Plant and Equipment - at cost
  Land, land improvements and mineral deposits                          35.8               34.0
  Buildings                                                             96.1               81.3
  Machinery and equipment                                              361.3              355.9
                                                            ----------------   ----------------
                                                                       493.2              471.2
Less accumulated depreciation, depletion and amortization              233.2              228.2
                                                            ----------------   ----------------
  Total properties - net                                               260.0              243.0
                                                            ----------------   ----------------

                 Total Assets                               $          837.6   $          807.0
                                                            ================   ================




    See accompanying Notes to Consolidated Condensed Financial Statements.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in millions)

                                                                   January 31, 1998       October 31, 1997
LIABILITIES AND SHAREHOLDERS' EQUITY                                             (Unaudited)
-------------------------------------------------------            ----------------       ----------------
Current Liabilities
  Accounts payable                                                 $           42.0       $           46.2
  Notes payable and current portion of long-term debt                          81.2                   47.2
  Advances from customers on contracts                                          1.1                    5.0
  Accrued compensation and benefits                                            20.2                   26.6
  Insurance reserves                                                           12.3                   11.7
  Income taxes currently payable                                               14.5                   13.6
  Current deferred income taxes                                                14.4                   14.1
  Asbestos related liabilites                                                  54.7                   56.9
  Other accrued liabilities                                                    21.3                   24.1
                                                                   ----------------       ----------------
                 Total Current Liabilities                                    261.7                  245.4


Long-term Debt                                                                166.2                  151.8

Pension Plans and Other Retiree Benefits                                       47.9                   47.6

Noncurrent Deferred Income Taxes                                               17.0                   17.0

Other Liabilities                                                              62.5                   61.1


Shareholders' Equity
  Common stock                                                                  6.8                    6.8
  Capital in excess of par value                                              381.8                  382.1
  Retained earnings                                                            26.3                   25.5
  Cumulative translation adjustment                                           (51.5)                 (50.3)
  Treasury stock, at cost                                                     (74.8)                 (73.7)
  Other                                                                        (6.3)                  (6.3)
                                                                   ----------------       -----------------
                 Total Shareholders' Equity                                   282.3                   284.1
                                                                   ----------------       -----------------

                 Total Liabilites and Shareholders' Equity         $          837.6       $           807.0
                                                                   ================       =================






    See accompanying Notes to Consolidated Condensed Financial Statements.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                                            Three months ended
                                                                                 January 31,
                                                                       -------------------------------
                                                                            1998             1997
                                                                       --------------   --------------
                                                                                 (Unaudited)
Cash flows from operating activities
  Net earnings (loss)                                                  $          0.8   $        (11.4)

  Adjustments to reconcile net earnings to cash flow
     Depreciation, depletion and amortization                                     6.3              5.5
     Special charges                                                                              20.5
     Decrease in receivables                                                      9.4             10.9
     Increase in inventories                                                     (6.9)            (1.6)
     Decrease (increase) in asbestos insurance recoveries receivable              0.8             (1.5)
     Decrease in accrued compensation                                            (6.7)            (9.8)
     Decrease in accounts payable and accrued liabilities                        (9.0)            (8.8)
     Decrease in advances from customers                                         (4.0)            (1.0)
     Increase (decrease) in income taxes payable                                  0.8             (6.6)
     Other - net                                                                 (2.3)            (2.7)
                                                                       --------------   --------------

       Net cash generated (used) by operating activities                        (10.8)            (6.5)
                                                                       --------------   --------------


Cash flows from investing activities
  Business acquisitions                                                          (4.5)
  Liquidation of investment in unconsolidated subsidiary                                          14.0
  Settlement payment on asset sales                                              (5.3)
  Capital expenditures                                                          (15.0)           (12.4)
                                                                       --------------   --------------
     Net cash (used) by investing activities                                    (24.8)             1.6
                                                                       --------------   --------------

Cash flows from financing activities
  Proceeds from borrowings                                                       33.7              6.6
  Reduction of debt                                                                               (1.3)
  Options exercised under employee benefit plans                                  0.9              0.4
  Purchase of common shares                                                      (2.3)            (0.7)
                                                                       --------------   --------------
     Net cash (used) by financing activities                                     32.3              5.0
                                                                       --------------   --------------

Effect of translation adjustments on cash                                        (0.1)             0.1
                                                                       --------------   --------------

Net increase (decrease) in cash and cash equivalents                             (3.4)             0.2

Cash and cash equivalents, beginning of period                                   14.9             11.5
                                                                       --------------   --------------

Cash and cash equivalents, end of period                               $         11.5   $         11.7
                                                                       ==============   ==============


     See accompanying Notes to Consolidated Condensed Financial Statements

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 1998


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


NOTE C - CONTINGENCIES

The Company and its subsidiaries are involved in certain legal actions and claims arising in the ordinary course of business. See NOTE H to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.


NOTE D - EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). The Company adopted FAS 128 during the quarter ended January 31, 1998, and earnings per share amounts for all periods presented in the accompanying condensed consolidated statement of operations are calculated and presented in accordance with FAS 128. The statement specifies new standards for the computation and presentation of earnings per share, requiring the presentation of both "basic" and "diluted" earnings per share. Basic earnings per share is calculated as net earnings divided by average common shares outstanding. Diluted earnings per share is calculated including the dilutive effects of potential common shares, which include the Company's stock options and deferred compensation units.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 1998


NOTE D - EARNINGS PER SHARE (Cont'd)

A reconciliation of the numerator and denominator of the calculations for the three month periods ended January 31, 1998 and 1997 is presented below.

                                                     Three Months Ended
                                                        January 31,
                                                      ----------------

Numerator:                                             1998     1997
                                                      ------  --------
 Net earnings (loss)                                   $ 0.8   $(11.4)
Denominator:
 Weighted average shares outstanding                    21.9     22.7
                                                       -----   ------
Potential common shares:
 Stock options                                           0.2      -
 Deferred compensation units                             -        -
                                                       -----   ------
 Total potential common shares                           0.2      -
                                                       -----   ------

 Denominator for diluted earnings (loss) per share      22.1     22.7
                                                       -----   ------

Earnings (loss) per share - basic                      $0.04   $(0.50)
                                                       =====   ======

Earnings (loss) per share - diluted                    $0.04   $(0.50)
                                                       =====   ======


             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               JANUARY 31, 1998



NOTE D - EARNINGS PER SHARE (Cont'd)

Outstanding options to purchase 223,900 shares were excluded from the January 31, 1998 diluted earnings per share calculation as the exercise prices associated with the options exceeded the average market value of the Company's common shares. Deferred compensation units representing 234,450 potential common shares were excluded from the January 31, 1998 diluted earnings per share calculations as the effect of inclusion in the calculation would be anti-dilutive. Outstanding stock options and deferred compensation units at January 31, 1997 for 1,476,801 and 290,403 potential common shares were excluded from the January 31, 1997 diluted earnings per share calculation as their inclusion would be anti-dilutive due to the net loss incurred for the quarter.


NOTE E - SUBSEQUENT EVENTS

On February 3, 1998, the Company announced that it had signed a letter of intent for the sale of the Industrial Tool segment to Cooper Industries, Inc. As of this filing, a definitive agreement for the transaction had not been finalized.

              GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 1998


NOTE F - INFORMATION BY INDUSTRY SEGMENT

Sales and operating profit results are presented below for the three months ended January 31, 1998 and 1997.

                                          Three months ended
                                              January 31
                                        ----------------------
                                          1998      1997
                                        ----------------------
                                             (In Millions)

Sales and operating revenues:
Refractory Products                      $ 77.5    $  73.7
Minerals                                    9.9       13.1
Industrial Tool                            28.7       23.3
Specialty Equipment Products               12.4       13.2
Forged Products                            11.5       12.7
Intersegment sales                         (2.9)      (4.0)
                                         ------    -------
  Total sales and operating revenues     $137.1    $ 132.0
                                         ======    =======

Operating Profit (Loss):
Refractory Products                      $  4.3    $   4.8
Minerals                                   (0.5)       1.9
Industrial Tool                             4.0        2.5
Specialty Equipment Products               (0.2)      (0.1)
Forged Products                             1.1        2.9
                                         ------     ------
  Subtotal                               $  8.7    $  12.0
                                         ------    -------


General corporate expenses                 (7.6)      (6.7)
Special charges                                      (20.5)
                                         ------    -------
Earnings (loss) before taxes             $  1.1    $ (15.2)
                                         ======    =======

             GLOBAL INDUSTRIAL TECHNOLOGIES,  INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                January 31, 1998


RESULTS OF OPERATIONS
---------------------

Three Months ended January 31, 1998 compared to January 31, 1997.

The Company had net earnings of $.8 million or $.04 per share in the first quarter of 1998. For the same period a year ago, the Company reported a net loss of $11.4 million which included a $20.5 million pre-tax charge to earnings related to the divestiture of three businesses. An income tax expense of $0.3 million was recorded for the three months ended January 31, 1998, compared to a tax benefit of $3.8 million for the three months ended January 31, 1997.

Segment operating profit for the three months was $8.7 million in fiscal 1998 compared to $12.0 million in 1997, a decrease of $3.3 million. The decrease resulted primarily from lower operating profit at the Minerals segment where the strength of the U.S. Dollar vs. European currencies continues to affect sales volume, and also at the Forged Products segment where lower sales due primarily to equipment problems adversely affected production volumes. General corporate expenses were $.9 million higher for the quarter ended January 31, 1998 versus 1997 due mostly to the accrual in the 1998 quarter for costs related to the Company's asbestos cases, and an increase in headquarters administrative and general expenses.

Consolidated revenues of $137.5 million for the first three months of fiscal 1998 were higher by $5.2 million, or 3.9 percent, from $132.3 million in the prior year period. The increase was due to higher revenues within the Refractory Products segment of $3.8 million, or 5.2 percent, and the Industrial Tool segment of $5.4 million, or 23.2 percent, partially offset by reductions within the Minerals, Specialty Equipment and Forged Products segments.

Total costs and expenses for the first three months of 1998 were $136.4 million, down $11.1 million, or 7.5 percent, from $147.5 million for the same period in 1997. Costs of sales were $100.6 million, or 7.9 percent higher than the prior year period, due primarily to the acquisition of the Lota Green Chilean Refractory business announced on June 4, 1997, and the acquisition of Magnesitwerk Aken Gmbh, the German Refractory business announced on January 8, 1998. These two acquisitions contributed to an increase in Refractory costs of sales of $4.9 million, or 8 percent. Selling, engineering, administrative and general expenses were $32.5 million for the first quarter of 1998, higher than the $29.8 million by $2.7 million, or 9.1 percent from the same period in 1997. Other - net is an expense of $.7 million for the first quarter of 1998 compared to an expense of $1.4 million for the same period in 1997.

             GLOBAL INDUSTRIAL TECHNOLOGIES,  INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                January 31, 1998


Global's consolidated backlog of unshipped orders was $147.8 million at January 31, 1998 compared to $138.1 million at October 31, 1997 and $170.2 million at January 31, 1997. The increase in unshipped orders from the year end is due primarily to the inclusion of Aken and increases in US and Canadian refractory products activity which more than offset lower bookings within the Forged Products segment. The decrease from the same quarter a year ago is in the Forged Products segment and the Corrosion Technology operations.

SEGMENT RESULTS
---------------

Refractory Products
-------------------

Revenues for the first three months of fiscal 1998 of $77.5 million were up compared to 1997 revenues of $73.7 million by $3.8 million, or 5.2 percent. Operating profit for the same period in 1998 was $4.3 million which is down $.5 million from $4.8 million for the first quarter of fiscal 1997. Revenues were slightly higher in 1998 due to the two international acquisitions, Lota Green, the Chilean refractory operation that was announced in June of 1997 and is consolidated with the Company's RECSA Chilean operation, and Magnesitwerk Aken G.m.b.H., announced on January 8, 1998, partially offset by a reduction in North American shipments.

Minerals
--------

Minerals revenues of $9.9 million were down $3.2 million from the same quarter in the prior year mostly because of the impact of unfavorable exchange rates between the U.S. Dollar and European currencies on the ability to competitively price exports. The segment incurred an operating loss of $.5 million, down $2.4 million from 1997 operating profit of $1.9 million. Reduced volume and unfavorable pricing contributed to the unfavorable earnings result for the first quarter of fiscal 1998.

Industrial Tool
---------------

Revenues of $28.7 million for the first three months of fiscal 1998 were $5.4 million or 23.2 percent higher than the same period in the prior year. The favorable result is due to a continued strong aircraft and automotive assembly markets which positively affects this segment's Quackenbush product line.

Segment operating profit of $4.0 million for the three months ended January 31, 1998 is $1.5 million higher than for the first three months of 1997 due to the increased sales volume.

             GLOBAL INDUSTRIAL TECHNOLOGIES,  INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                January 31, 1998


Specialty Equipment Products
----------------------------

The Specialty Equipment Products segment consists of Corrosion Technology International and the Global Processing Group. The segment's consolidated revenues for the first three months of fiscal 1998 of $12.4 million were down $.8 million, or 6.1 percent, from the same period in 1997 due to delayed bookings from and shipments to customers of the Corrosion Technology operation due to a significant drop in copper, zinc and nickel commodity prices. Segment operating losses of $.2 million for the first three months of fiscal 1998 compared to losses of $.1 million for 1997, which primarily reflects the lower sales volume.

Forged Products
---------------

This segment's revenues of $11.5 million were down 9.4% from $12.7 million for the same period a year ago and operating profit of $1.1 million was down 62% from operating profits of $2.9 million for the prior year period. The decrease in operating profit is due primarily to a combination of reduced volume and higher operating costs associated with production equipment problems, which adversely affects factory overhead absorption, and operating losses resulting from the delay in the start-up of the segment's Undercarriage product line.


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
----------------------------------------------------

Cash and cash equivalents were $11.5 million at January 31, 1998, $3.4 million lower than at October 31, 1997. The net cash used by operating activities was $10.8 million for the first quarter of fiscal 1998, which consists mostly of a decrease in accounts payable and accrued liabilities during the period of $9.0 million, a decrease in advances from customers of $4.0 million and an increase in inventories of $6.9 million partially offset by a decrease in accounts receivable of $9.4 million. The investing activities consisted of $15.0 million for capital expenditures at the operating units, a $5.3 million settlement on the previous sale of the surface mining equipment assets and $4.5 million for the acquisition of the previously mentioned German refractory operation. The financing activities for the period generated $32.3 million which included $33.7 million of proceeds from borrowings less repayments. The Company also spent $1.4 million for the purchase of the Company's common shares, net of the proceeds from employee stock option exercises.

             GLOBAL INDUSTRIAL TECHNOLOGIES,  INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                January 31, 1998


The Company's current ratio at January 31, 1998 of 1.4 to 1 was virtually unchanged from the October 31, 1997 ratio of 1.45 to 1. The Company had outstanding debt of $247.4 million at January 31, 1998 compared to $199.0 million at October 31, 1997.


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

                                    PART II
                               OTHER INFORMATION


Item 6:   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

               None.

          (b) No reports on Form 8-K were filed during the first quarter ended January, 31, 1998.



                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         GLOBAL INDUSTRIAL TECHNOLOGIES, Inc.



                         By:   /s/ GARY G. GARRISON
                              ______________________________________________
                              Gary G. Garrison
                              Vice President Finance,Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)

Dated: February 20, 1998