Form 10-Q
period 1998-04-30
GLOBAL INDUSTRIAL TECHNOLOGIES INC
filed 1998-06-15
CIK 887941

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Quarter Ended April 30, 1998

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

At June 12, 1998, 22,039,455 shares of Common Stock, par value $0.25, of the Registrant were outstanding.

                                 Page 1 of 16
                       Exhibit Index Appears on Page 16
                                     INDEX


                                                                            Page

Number
------

Part I.  Financial Information
                Management's Representation                                    3
                Consolidated Condensed Statements of Earnings for
                the three and the six months ended April 30, 1998 and
                1997                                                           4
                Consolidated Condensed Balance Sheets as of
                April 30, 1998 and October 31, 1997                        5 - 6
                Consolidated Condensed Statements of Cash Flows
                for the six months ended April 30, 1998 and 1997               7
                Notes to Consolidated Condensed Financial Statements       8 -12
                Management's Discussion and Analysis                      13 -17

Part II.  Other Information                                                   18



Signature                                                                     18

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

In the opinion of the Company, all adjustments have been included that were necessary to present fairly the financial position of Global Industrial Technologies, Inc. and subsidiaries as of April 30, 1998; the results of operations for the three and the six months ended April 30, 1998 and 1997; and the cash flows for the six months ended April 30, 1998 and 1997. These adjustments consisted of normal recurring adjustments. The results of operations for such interim periods do not necessarily indicate the results for the full year.

              GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                       (In millions except per share data)



                                                                         Three months ended      Six months ended
                                                                               April 30,            April 30,
                                                                        --------------------- --------------------
                                                                           1998       1997       1998       1997
                                                                        ---------  ---------- ---------  ---------
                                                                            (Unaudited)            (Unaudited)
Revenues
     Net sales and operating revenues                                   $   121.6  $   124.7  $   230.0  $   233.4
     Other                                                                    0.3        0.3        0.7        0.6
                                                                        ---------  ---------  ---------  ---------
Total Revenues                                                              121.9      125.0      230.7      234.0
                                                                        ---------  ---------  ---------  ---------

Costs and Expenses
     Cost of sales                                                           94.6       93.1      179.4      173.6
     Selling, engineering, administrative and
         general expenses                                                    20.7       22.1       44.3       43.8
     Interest expense                                                         2.5        2.5        5.1        5.1
     Special charges                                                          0.0                             20.5
     Other - net                                                              3.2       (2.0)       3.9       (0.6)
                                                                        ---------  ---------  ---------  ---------
Total Costs and Expenses                                                    121.0      115.7      232.7      242.4
                                                                        ---------  ---------  ---------  ---------

Earnings (loss) from continuing operations
     before income taxes                                                      0.9        9.3       (2.0)      (8.4)

     Income tax (provision) benefit                                          (0.1)      (2.2)       0.6        2.2
                                                                        ---------  ---------  ---------  ---------

Earnings (loss) from continuing operations                                    0.8        7.1       (1.4)      (6.2)

Discontinued operations:

     Earnings from discontinued operations less applicable
          income taxes of $.8, $1.1, $1.8 and $1.7                            2.1        3.1        5.1        5.0

     Gain on disposal of discontinued operations
         less applicable income taxes of $40.2                               86.1                  86.1
                                                                        ---------  ---------  ---------  ---------

Net earnings (loss)                                                     $    89.0  $    10.2  $    89.8  $    (1.2)
                                                                        =========  =========  =========  =========

Basic earnings (loss) per common share:

     Continuing operations                                              $    0.03  $    0.31  $   (0.07) $   (0.27)
                                                                        =========  =========  =========  =========

     Discontinued operations                                            $    4.02  $    0.14  $    4.16  $    0.22
                                                                        =========  =========  =========  =========

     Net earnings (loss)                                                $    4.05  $    0.45  $    4.09  $   (0.05)
                                                                        =========  =========  =========  =========

Diluted earnings (loss) per common share:

     Continuing operations                                              $    0.03  $    0.31  $   (0.07) $   (0.27)
                                                                        =========  =========  =========  =========

     Discontinued operations                                            $    3.99  $    0.14  $    4.16  $    0.22
                                                                        =========  =========  =========  =========

     Net earnings (loss)                                                $    4.02  $    0.45  $    4.09  $   (0.05)
                                                                        =========  =========  =========  =========


     See accompanying Notes to Consolidated Condensed Financial Statements

              GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (in millions)

                                                            April 30, 1998  October 31, 1997
ASSETS                                                                (Unaudited)
------                                                      --------------  ----------------
Current Assets
  Cash and cash equivalents                                     $   46.8         $  14.9
  Notes and accounts receivable
    Public                                                         118.1           113.7
    Unconsolidated affiliates                                        4.9             5.1
                                                                --------         -------
                                                                   123.0           118.8
    Less allowance for doubtful accounts                             5.4             3.2
                                                                --------         -------
                                                                   117.6           115.6
  Inventories
    Finished products and work in process                           46.1            59.1
    Raw materials and supplies                                      49.2            41.6
                                                                --------         -------
                                                                    95.3           100.7
                                                                --------         -------

  Deferred income taxes                                             36.3            56.1
  Asbestos insurance recoveries receivable                          66.8            65.1
  Prepaid expenses                                                  10.0             3.7
                                                                --------         -------

                 Total Current Assets                              372.8           356.1


Investments in Unconsolidated Affiliates                             5.8             5.3

Noncurrent Deferred Income Taxes                                    35.9            28.7

Goodwill  - net                                                     55.0            80.4

Other Assets                                                        90.0            93.5


Property, Plant and Equipment - at cost
  Land, land improvements and mineral deposits                      35.5            34.0
  Buildings                                                         90.8            81.3
  Machinery and equipment                                          333.2           355.9
                                                                --------         -------
                                                                   459.5           471.2
Less accumulated depreciation, depletion and amortization          208.2           228.2
                                                                --------         -------
   Total properties - net                                          251.3           243.0
                                                                --------         -------

                 Total Assets                                   $  810.8         $ 807.0
                                                                --------         -------



    See accompanying Notes to Consolidated Condensed Financial Statements.

              GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (in millions)

                                                             April 30, 1998  October 31, 1997
LIABILITIES AND SHAREHOLDERS' EQUITY                                    (Unaudited)
------------------------------------                         --------------  ----------------
Current Liabilities
  Accounts payable                                              $   41.5        $   46.2
  Notes payable and current portion of long-term debt                3.3            47.2
  Advances from customers on contracts                               1.5             5.0
  Accrued compensation and benefits                                 12.5            26.6
  Insurance reserves                                                 9.9            11.7
  Income taxes currently payable                                    33.1            13.6
  Current deferred income taxes                                     13.2            14.1
  Asbestos related liabilities                                      55.1            56.9
  Other accrued liabilities                                         36.5            24.1
                                                                --------        --------
                 Total Current Liabilities                         206.6           245.4


Long-term Debt                                                     104.1           151.8

Pension Plans and Other Retiree Benefits                            51.0            47.6

Noncurrent Deferred Income Taxes                                    17.4            17.0

Other Liabilities                                                   61.2            61.1


Shareholders' Equity
  Common stock                                                       6.8             6.8
  Capital in excess of par value                                   381.8           382.1
  Retained earnings                                                115.3            25.5
  Cumulative translation adjustment                                (53.1)          (50.3)
  Treasury stock, at cost                                          (74.6)          (73.7)
  Other                                                             (5.7)           (6.3)
                                                                --------        --------
                 Total Shareholders' Equity                        370.5           284.1
                                                                --------        --------

                 Total Liabilities and Shareholders' Equity     $  810.8        $  807.0
                                                                --------        --------





     See accompanying Notes to Consolidated Condensed Financial Statements.

              GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                                           Six months ended
                                                               April 30,
                                                         --------------------
                                                            1998      1997
                                                         ---------- ---------
                                                              (Unaudited)

Cash flows from operating activities
  Net earnings (loss)                                    $   89.8  $  (1.2)

  Adjustments to reconcile net earnings to cash flow
     Depreciation, depletion and amortization                11.6     10.9
     Equity in loss of unconsolidated affiliate               0.5
     Deferred income tax benefit                             (0.8)    (0.2)
     Gain on sale of discontinued operations                 (86.1)      -
     Special charges                                                  20.5
     Decrease in receivables                                  3.7      1.2
     Increase in inventories                                (13.2)    (9.8)
     Increase in asbestos insurance recoveries receivable    (5.3)    (2.7)
     Decrease in accrued compensation                       (12.3)    (9.7)
     Decrease in accounts payable and accrued liabilities   (13.4)    (3.9)
     Increase (decrease) in advances from customers          (3.5)     1.0
     Increase (decrease) in income taxes payable              0.2     (9.5)
     Other - net                                             (7.6)    (1.9)
                                                         --------  -------

       Net cash used by operating activities                (36.4)    (5.3)
                                                         --------  -------


Cash flows from investing activities
  Proceeds from sale of discontinued operations             217.5        -
  Business acquisitions                                      (8.4)       -
  Business disposals                                            -      1.7
  Liquidation of investment in unconsolidated subsidiary        -     14.9
  Settlement payment on asset sales                          (5.3)
  Capital expenditures                                      (28.6)   (27.5)
                                                         --------  -------
     Net cash (used) by investing activities                175.2    (10.9)
                                                         --------  -------

Cash flows from financing activities
  Proceeds from borrowings                                   75.2     18.1
  Reduction of debt                                        (181.3)    (1.3)
  Options exercised under employee benefit plans              1.9      0.6
  Purchase of common shares                                  (2.6)    (5.3)
                                                         --------  -------
     Net cash (used) by financing activities               (106.8)    12.1
                                                         --------  -------

Effect of translation adjustments on cash                    (0.1)     0.2
                                                         --------  -------

Net increase (decrease) in cash and cash equivalents         31.9     (3.9)

Cash and cash equivalents, beginning of period               14.9     11.5
                                                         --------  -------

Cash and cash equivalents, end of period                 $   46.8  $   7.6
                                                         ========  =======


      See accompanying Notes to Consolidated Condensed Financial Statements

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                APRIL 30, 1998


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


NOTE C  DISCONTINUED OPERATIONS

On March 12, 1998, the Company sold the Industrial Tool segment, including the common stock of INTOOL, Inc. (the U.S. subsidiary operating in this segment) and the assets of Industrial Tool operations in Canada, Mexico, the Netherlands and Germany, for cash consideration of $217.5 million. The Industrial Tool segment manufactured and sold a completed product line of high-quality pneumatic and electric tools for industrial applications, including assembly and material removal. Revenues of the Industrial Tool segment were $14.2 million for the period from February 1, 1998 to March 12, 1998, $28.6 million for the quarter ended April 30, 1997, $42.9 million for the period from November 1, 1997 to March 12, 1998 and $51.9 million for the six months ended April 30, 1997.

In connection with the sale of the Industrial Tool segment, the Company retained certain pension, and postretirement benefits. The Company also retained liability for certain legal claims, primarily for known claims of alleged hearing loss and other injuries associated with the use of the Company's products, and for one-half of any such additional claims made for a period of five years following the closing date. See description of these claims in Note H to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                APRIL 30, 1998


NOTE D - ACQUISITIONS

The Company has outstanding a tender offer to purchase all outstanding shares of A.P. Green Industries, Inc. at $22 per share, or approximately $195 million.
The offer is pending Federal Trade Commission approval. A.P. Green, with headquarters in Mexico, Mo., reported sales and operating revenues of $277.9 million for 1997. It has 22 plants located in the U.S., Canada, Mexico, Colombia, the U.K. and Indonesia, manufacturing refractory products used in the processing of steel and other materials, chemicals, glass, ceramics, paper and cement. A.P. Green also produces lime used in the manufacture of steel, aluminum, pulp and paper processing, soil stabilization for road construction, and water purification.


NOTE E - CONTINGENCIES

The Company and its subsidiaries are involved in certain legal actions and claims arising in the ordinary course of business. See NOTE H to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.


NOTE F - EARNINGS PER SHARE

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

             GOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                APRIL 30, 1998


NOTE F - EARNINGS PER SHARE (Cont'd)

A reconciliation of the numerator and denominator of the calculations for the three and the six month periods ended April 30, 1998 and 1997 is presented below.

                                                                     Three months ended           Six months ended
                                                                          April 30                    April 30
                                                                 -------------------------------------------------------
                                                                     1998          1997          1998          1997
                                                                 -------------------------------------------------------
Numerator:

  Earnings (loss) from continuing operations                        $   .8        $  7.1        $ (1.4)       $ (6.2)

  Earnings from discontinued operations                               88.2           3.1          91.2           5.0
                                                                    -------       -------       -------       -------

  Net earnings (loss)                                               $ 89.0        $ 10.2        $ 89.8        $ (1.2)
                                                                    =======       =======       =======       =======
Denominator:
  Weighted average shares outstanding                                 21.9          22.5          21.9          22.6
                                                                    -------       -------       -------       -------

Potential common shares:
  Stock options                                                        0.2           0.3            -             -
  Deferred compensation units                                           -             -             -             -
                                                                    -------       -------       -------       -------

  Total potential common shares                                        0.2            -             -             -
                                                                    -------       -------       -------       -------

Denominator for diluted earnings (loss) per common share              22.1          22.8          21.9          22.6
                                                                    -------       -------       -------       -------

Basic earnings (loss) per common share:

  Continuing operations                                             $  0.03       $  0.31       $ (0.07)      $ (0.27)
                                                                    =======       =======       =======       =======
  Discontinued operations                                           $  4.02       $  0.14       $  4.16       $  0.22
                                                                    =======       =======       =======       =======
  Net earnings (loss)                                               $  4.05       $  0.45       $  4.09       $ (0.05)
                                                                    =======       =======       =======       =======

Diluted earnings (loss) per common share:

  Continuing operations                                             $  0.03       $  0.31       $ (0.07)      $ (0.27)
                                                                    =======       =======       =======       =======
  Discontinued operations                                           $  3.99       $  0.14       $  4.16       $  0.22
                                                                    =======       =======       =======       =======

  Net earnings (loss)                                               $  4.02       $  0.45       $  4.09       $ (0.05)
                                                                    =======       =======       =======       =======

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                APRIL 30, 1998


NOTE F - EARNINGS PER SHARE (Cont'd)


Outstanding options to purchase 539,400 shares were excluded from the three and the six months ended April 30, 1998 diluted earnings per share calculation as the exercise prices associated with the options exceeded the average market value of the Company's common shares. Deferred compensation units representing 234,450 potential common shares were excluded from the April 30, 1998 diluted earnings per share calculations for the three and the six months, as the effect of inclusion in the calculation would be anti-dilutive.

             GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                APRIL 30, 1998


NOTE G - INFORMATION BY INDUSTRY SEGMENT

Sales and operating profit results are presented below for the three and the six months ended April 30, 1998 and 1997.

                                                                     Three months ended           Six months ended
                                                                          April 30                    April 30
                                                                 -------------------------------------------------------
                                                                     1998          1997          1998          1997
                                                                 -------------------------------------------------------
                                                                                      (In Millions)
Sales and operating revenues:
Refractory Products                                                 $  87.6       $  84.0       $ 165.1       $ 157.7
Minerals                                                               11.3          13.6          21.2          26.7
Specialty Equipment Products                                           11.9          18.7          24.3          31.9
Forged Products                                                        15.0          14.8          26.5          27.5
Intersegment sales                                                     (4.2)         (6.4)         (7.1)        (10.4)
                                                                    -------       -------       -------       -------
  Total sales and operating revenues                                $ 121.6       $ 124.7       $ 230.0       $ 233.4
                                                                    =======       =======       =======       =======

Operating Profit (Loss):
Refractory Products                                                 $   8.2       $   8.6       $  12.5       $  13.4
Minerals                                                                 .5           1.7             0           3.6
Specialty Equipment Products                                           (1.6)          1.6          (1.8)          1.5
Forged Products                                                          .5           3.3           1.6           6.2
Equity in net loss of affiliate                                         (.5)            0           (.5)            0
                                                                    -------       -------       -------       -------
  Subtotal                                                          $   7.1       $  15.2       $  11.8       $  24.7
                                                                    -------       -------       -------       -------

General corporate expenses                                             (6.2)         (5.9)        (13.8)        (12.6)
Special charges                                                                                                 (20.5)
                                                                    -------       -------       -------       -------
Earnings (loss) from continuing operations
before income taxes                                                 $    .9       $   9.3       $  (2.0)      $  (8.4)
                                                                    =======       =======       =======       =======

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                April 30, 1998


RESULTS OF OPERATIONS
---------------------

The financial results for the three months and six months ended April 30, 1998 reflect a more focused strategy for the Company on four major business segments, refractory products, minerals, forged products and specialty equipment. During the last three months, the Company sold all of its interest in INTOOL, Inc. for $217.5 million to Cooper Industries as an exit strategy from the industrial tool business. The Company then made a tender offer to purchase all of the outstanding shares of A.P. Green Industries, Inc., a large U.S. refractory products and services company with annual revenues of $277.9 million. The purchase of A.P. Green Industries, Inc. combined with the Company's existing refractory operations will create a refractory and minerals business with operations in seven countries and annual revenues of approximately $650 million. The Company also made the decision to close manufacturing facilities in Wakefield, England related to the British Jeffrey Diamond business. Finally, the Company continued during the three months to incur costs related to start up production in the new undercarriage division of Ameri-Forge in Houston.

The Company reported a net loss of $1.4 million, or $.07 per share, from continuing operations for the first six months of 1998 compared to a loss of $6.2 million, or $.27 per share for the prior year. The six months ended April 30, 1997, included a $20.5 million pre-tax charge to earnings related to the divestiture of three businesses. Excluding the effect of the pre-tax charge to earnings in 1997, earnings from continuing operations were down from the prior year primarily due to lower sales volume from the Corrosion Technology business associated with the recent drop in copper prices and the Asian financial crisis, start-up expenses from the Ameri-Forge undercarriage division, of production delays in the minerals segment, and a charge to close down manufacturing operations at British Jeffrey Diamond. Discontinued operations, including the $86.1 million gain on the sale of the Industrial Tool segment, contributed $91.2 million, or $4.16 per share for the six months. In the prior year, the Industrial Tool contribution was $5.0 million, or $.22 per share.

For the quarter ended April 30, 1998, earnings from continuing operations were $.8 million, or $.03 per share compared to $7.1 million, or $.31 per share, for the same period in 1997. The decrease from the prior year is once again due to lower sales volume from the Corrosion Technology business, start-up costs for the undercarriage of Ameri-Forge, and the charge to close down manufacturing operations at British Jeffrey Diamond. Selling, general & administrative costs decreased from the same period last year due primarily to fixed cost reductions in the refractory operation. Discontinued operations' earnings for the 1998 second quarter were $88.2 million, or $4.02 basic earnings per share, and $3.99 per share on a diluted basis due to the gain on the sale of INTOOL, Inc. Second quarter earnings for discontinued operations in 1997 were $3.1 million or $.14 per share.

Revenues of $230 million were slightly less than the $233.4 million reported for the same period in 1997. The decrease occurred in the last three months with reported revenues of $121.6 million compared to $124.7 million for the prior year. Segment operating profit of $11.8 million for the first six months of 1998, decreased 52.2% from the 1997 $24.7 million amount. Segment operating profit in the second quarter of $7.1 million was a decrease of 53.2% from the prior year second quarter operating profit of $15.2 million. See the segment results for further information.

Total costs and expenses for the six months of 1998 were $232.7 million, down $9.7 million, or 4%, from $242.4 million for the same period in 1997. Costs of sales were $179.4 million, or 3% higher than the prior year period. Selling, engineering and administrative and general expenses of $44.3 million for the six months of 1998 were slightly higher when compared to $43.8 million for 1997. The expense of $3.9 million in other - net for the first half of 1998, compares to income of $.6 million for the same period of 1997. The 1998 expense includes a $2.4 million provision for the closing of British Jeffrey Diamond operations in Wakefield, England and equity company losses of $.5 million.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                April 30, 1998


RESULTS OF OPERATIONS (cont'd)
------------------------------
Global's consolidated backlog of unshipped orders was $126.6 million at April 30, 1998, compared to $138.1 million at October 31, 1997 and $147.1 million at April 30, 1997. The decrease will be explained in segment results but primarily relates to a slowdown in orders from Corrosion Technology customers in the copper industry and refractory products exported to Southeast Asia.

SEGMENT RESULTS
---------------

Refractory Products
-------------------

Revenues for the six months of fiscal 1998 of $165.1 million were up 4.7% compared to 1997 revenues of $157.7 million for the same period. For the second quarter, revenues of $87.6 million also increased slightly (4%) from $84.0 million for the prior year second quarter. The increase in sales is primarily due to the contribution from the Aken and Lota Green acquisitions which were not reflected in 1997 results. However, the increase was mitigated by North American operations which reported lower sales volume than the prior year. Last year's results for the same period included partial shipments on the extraordinary Raytheon contract which has not repeated this year. In addition, the Asian currency collapse adversely affected international sales in the second quarter.

Operating profit for the six month period in 1998 was $12.5 million which is down $.9 million, or 6.7%, from $13.4 million in 1997. For the second quarter, operating profit of $8.2 million is 5% less than the $8.6 million reported in the 1997 quarter. While revenues were higher for the periods presented, operating profit was adversely affected by exchange losses in Mexico and Chile of $.5 million and slightly lower margins in the U.S. when compared to the same period in 1997.

Minerals
--------

Minerals revenues of $21.2 million for the first six months of 1998 are down 21% from $26.7 million for the same period of 1997; and down $2.3 million, or 17%, at $11.3 million in the second 1998 quarter compared to $13.6 million in 1997. Operating earnings were down $3.6 million from the prior year six month profit of $3.6 million; and down $1.2 million, or 70%, at $.5 million in the second 1998 quarter from $1.7 million for the year earlier quarter. Revenues and earnings reflect a delay in the timing of magnesite sales to Europe and Southeast Asia compared to the prior year. Further, the unfavorable exchange rates between the U. S. Dollar and European currencies had an adverse impact on the ability to competitively price exports. Operating problems for the new Spinel product further reduced operating profits for the quarter but have now been resolved and the product is in full production.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                April 30, 1998


Specialty Equipment Products
----------------------------

The Specialty Equipment Products segment consists of Corrosion Technology International (CTI) and the Global Processing Group. Revenues for the six months of $24.3 million are down $7.6 million, or 24%, from $31.9 million in 1997. For the quarter, revenues were $6.8 million, or 36%, less at $11.9 million than the 1997 second quarter $18.7 million. Operating losses in the six months of 1998 of $1.8 million were down from $1.5 million in earnings for the first half of 1997. The second quarter $1.6 million operating loss for 1998 compared to profits of $1.6 million in 1997.

The significant drop in copper, zinc and nickel commodity prices affected the first six months results. Also, the current Asian financial crisis has stalled sales of nonferrous metals refining equipment and, as a result, depressed CTI sales and operating profits. CTI is taking steps to decrease its dependency on the nonferrous metals markets by forming business alliances to develop broader polymer concrete applications and markets including pulp and paper, food processing, municipal infrastructure, and chemical processing.

Processing Equipment revenues and operating profits are slightly below prior year to date and second quarter levels due to the timing of new machine shipments. The Company decided at the beginning of the second quarter to close the British Jeffrey Diamond operation in Wakefield, England which incurred losses of $.2 million through January 31, 1998. A pre-tax charge of $2.4 million has been provided for closing the manufacturing operations, and is included in the segment results for the second quarter and the six months.

Forged Products
---------------

Revenues for the Forged Products segment remained level for the six months and second quarter at $26.5 million and $15.0 million, respectively, compared to 1997 figures of $27.5 million and $14.8 million. Operating profits for the six month period of $1.6 million compared to $6.2 million from the prior year reflect significant start-up costs to ramp up production in the undercarriage division. In addition, the industrial flange division experienced lower production this year due to equipment maintenance problems. For the second quarter, the segment reported operating profits of $.5 million compared to $3.3 million for the same period in 1997. The decrease from the prior year for the quarter is primarily due to start-up costs in the undercarriage division.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                April 30, 1998


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
----------------------------------------------------

Cash and cash equivalents were $46.8 million at April 30, 1998, $31.9 million higher than at October 31, 1997. The net cash used by operating activities was $36.4 million for the first six months of fiscal 1998, which consists mostly of a decrease in accounts payable and accrued liabilities during the period of $13.4 million, a decrease in accrued compensation of $12.3 million and an increase in inventories of $13.2 million. The investing activities consisted of $217.5 million in proceeds from the sale of the Industrial Tool segment; $28.6 million for capital expenditures at the operating units; a $5.3 million settlement on the previous sale of the surface mining equipment assets; $4.5 million for the acquisition of the previously mentioned German refractory operation; and $3.9 million in expenditures related to the pending acquisition of A.P. Green. Proceeds from the Industrial Tool sale provided funds for a net $106.1 million repayment of company debt. The Company also spent $.7 million for the purchase of the Company's common shares net of the proceeds from employee stock option exercises.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                April 30, 1998


The Company's current ratio at April 30, 1998 of 1.8 to 1 improved, primarily as a result of the reduction in notes payable from the October 31, 1997 ratio of
1.45 to 1. The Company had outstanding debt of $107.4 million at April 30, 1998 compared to $199.0 million at October 31, 1997.


FORWARD-LOOKING STATEMENTS
--------------------------

Statements the Company may publish that are not strictly historical are "forward-looking" statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be realized. Forward-looking statements involve known and unknown risks which may cause the Company's actual results and corporate developments to differ materially from those expected. Factors that could cause results and developments to differ materially from the Company's expectations include, without limitation, changes in manufacturing and shipment schedules, delays in completing plant construction and acquisitions, currency exchange rates, new product and technology developments, competition within each business segment, cyclicality of the markets for the products of a major segment, litigation, significant cost variances, the effects of acquisitions and divestitures, and other risks described from time to time in the Company's SEC reports including quarterly reports on Form 10-Q, annual reports on Form 10-K and reports on Form 8-K.

                                    PART II
                               OTHER INFORMATION


Item 6:  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

              None.

         (b) Purchase and Sale Agreement dated March 3, 1998 among Cooper Power Tools, Inc. and GPX Corp. and Cooper Industries, Inc. and Global Industrial Technologies, Inc.

              Amendment to Purchase and Sale Agreement dated March 12, 1998 among Cooper Power Tools, Inc. and GPX Corp. and Cooper Industries, Inc. and Global Industrial Technologies, Inc.



                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 GLOBAL INDUSTRIAL TECHNOLOGIES, Inc.



                                 By: /s/ DONNA A. REEVES
                                     ------------------------------------------
                                     Donna A. Reeves
                                     Vice President - Controller
                                     (Authorized Officer and
                                     Chief Accounting Officer)

Dated: June 12, 1998