Form 10-Q/A
period 1998-04-30
GLOBAL INDUSTRIAL TECHNOLOGIES INC
filed 1998-06-22
CIK 887941

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

                                 Page 1 of 19
                       Exhibit Index Appears on Page 19
                                     INDEX


                                                                            Page

Number
------

Part I.  Financial Information
                Management's Representation                                    3
                Consolidated Condensed Statements of Earnings for
                the three and the six months ended April 30, 1998 and
                1997                                                           4
                Consolidated Condensed Balance Sheets as of
                April 30, 1998 and October 31, 1997                        5 - 6
                Consolidated Condensed Statements of Cash Flows
                for the six months ended April 30, 1998 and 1997               7
                Notes to Consolidated Condensed Financial Statements       8 -12
                Management's Discussion and Analysis                      13 -17

Part II.  Other Information

                Submission of Matters to a Vote of Security Holders           18

                Exhibits and Reports on Form 8-K                              18


Signature                                                                     19

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
                                                                    =======       =======       =======       =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
---------------------

The financial results for the three months and six months ended April 30, 1998 reflect a more focused strategy for the Company on four major business segments, refractory products, minerals, forged products and specialty equipment. On
March 12, 1998, the Company partially implemented this strategy by selling all of its interest in INTOOL, Inc. for $217.5 million to Cooper Industries and exiting the industrial tool business. On March 3, 1998 the Company signed an Agreement and Plan of Merger with A.P. Green Industries, Inc. ("Green") pursuant to which it made on March 6, 1998, a tender offer to purchase all of the outstanding shares of common stock of Green, a U.S. refractory products and services company with annual revenues of $277.9 million. The purchase of Green, combined with the Company's existing refractory operations will create a refractory and minerals business with annual revenues of approximately $650 million. The Company also made the decision to close manufacturing facilities in Wakefield, England. Further, costs incurred to start up production of undercarriage products at Ameri-Forge in Houston continued throughout the second quarter of 1998.

The Company reported a net loss of $1.4 million, or $.07 per share, from continuing operations for the first six months of 1998 compared to a net loss of $6.2 million, or $.27 per share for the prior year. The six months ended April 30, 1997, included a $20.5 million pre-tax charge to earnings related to the divestiture of three businesses. Excluding the effect of the pre-tax charge to earnings in 1997, earnings from continuing operations were down from the prior year primarily due to lower sales volume from the Corrosion Technology business associated with a drop in copper prices from Asian economic conditions, start-up expenses for the Ameri-Forge undercarriage division, production delays in the minerals segment, and a charge to close down the Wakefield, England manufacturing operations. Discontinued operations, including the $86.1 million gain on the sale of the Industrial Tool segment, contributed $91.2 million, or $4.16 per share for the six months. In the prior year, the Industrial Tool contribution was $5.0 million, or $.22 per share.

For the quarter ended April 30, 1998, earnings from continuing operations were $.8 million, or $.03 per share compared to $7.1 million, or $.31 per share, for the same period in 1997. The decrease from the prior year was also due to lower sales volume from the Corrosion Technology business, start-up costs for the undercarriage division of Ameri-Forge, and the charge to close down the Wakefield, England manufacturing operations. Selling, general & administrative costs decreased from the same period last year due primarily to fixed cost reductions in the refractory operation. Discontinued operations' earnings for the 1998 second quarter were $88.2 million, or $4.02 basic earnings per share, and $3.99 per share on a diluted basis, due to the gain on the sale of INTOOL, Inc. Second quarter earnings for discontinued operations in 1997 were $3.1 million or $.14 per share.

Revenues of $230 million were slightly less than the $233.4 million reported for the same period in 1997. The decrease occurred in the quarter ending April 30, 1998, in which revenues of $121.6 million were reported compared to $124.7 million for the second quarter of the prior year. Segment operating profit of $11.8 million for the first six months of 1998, decreased 52.2% or $12.9 million, from the 1997 $24.7 million amount. Segment operating profit in the second quarter of $7.1 million was 53.2% below the prior year second quarter operating profit of $15.2 million. See the segment results for further information.

Total costs and expenses for the six months of 1998 were $232.7 million, down $9.7 million, or 4%, from $242.4 million for the same period in 1997. Costs of sales were $179.4 million, or 3% higher than the prior year period. Selling, engineering and administrative and general expenses of $44.3 million for the six months of 1998 were slightly higher when compared to $43.8 million for 1997. The expense of $3.9 million in other - net for the first half of 1998, compares to income of $.6 million for the same period of 1997. The 1998 expense includes a $2.4 million provision for closing the processing equipment manufacturing operations in Wakefield, England and $.5 million in losses from a joint venture in the Minerals segment; reported under the equity method.

------------------------------

Global's consolidated backlog of unshipped orders was $126.6 million at April 30, 1998, compared to $138.1 million at October 31, 1997 and $147.1 million at April 30, 1997. The decrease primarily relates to a reduction in the number of new orders received from Corrosion Technology's international customers in the copper industry and in refractory products exported to Southeast Asia.

SEGMENT RESULTS
---------------

Refractory Products
-------------------

Revenues for the six months of fiscal 1998 of $165.1 million were up 4.7% compared to 1997 revenues of $157.7 million for the same period. For the second quarter, revenues of $87.6 million increased 4%, from $84.0 million for the prior year second quarter. The increase in sales is primarily due to the contribution from the Aken and Lota Green acquisitions which were not reflected in 1997 results. However, the increase was partially offset by lower sales in the North American division than in the first six months of the prior year. Last year's results for the same period included partial shipments on the largest order ever received by Harbison-Walker Refractories Company, which was completed in October, 1997. In addition, economic conditions in Asia adversely affected international sales in the second quarter.

Operating profit for the first six months in 1998 was $12.5 million, which was down $.9 million, or 6.7%, from $13.4 million in 1997. For the second quarter, operating profit of $8.2 million was 5% less than the $8.6 million reported in the 1997 quarter. While revenues were higher for the periods presented, operating profit was adversely affected by exchange losses in Mexico and Chile of $.5 million and slightly lower margins in the U.S. when compared to the same period in 1997.

Minerals
--------

Minerals revenues of $21.2 million for the first six months of 1998 were down 21% from $26.7 million for the same period of 1997; and down $2.3 million, or 17%, at $11.3 million in the second 1998 quarter compared to $13.6 million in 1997. Operating earnings were down $3.6 million from the prior year six month profit of $3.6 million; and down $1.2 million, or 70%, at $.5 million in the second 1998 quarter from $1.7 million for the year earlier quarter. Revenues and earnings for both the quarter and six-month period reflect lower magnesite sales to Europe and Southeast Asia compared to the prior year. Further, the unfavorable exchange rates between the U. S. Dollar and European currencies had an adverse impact on the ability to competitively price exports. Production interruptions for the new Spinel product contributed to reduced operating profits for the quarter, but have now been resolved.

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

The significant drop in copper, zinc and nickel commodity prices during the first quarter of fiscal 1998 had a material adverse effect on results for the first six months. Also, economic conditions in Asia stalled sales of nonferrous metals refining equipment and, as a result, depressed CTI sales and operating profits. CTI has taken steps to decrease its dependency on the nonferrous metals markets by forming a business alliance with Anticorrosivos Industriales Ltda. ("ANCOR"), which will enhance the development of broader polymer concrete applications and markets including pulp and paper, food processing, municipal infrastructure, and chemical processing. This new alliance will encompass operating facilities in the United States, Europe, Asia, Australia and Latin America, effective May 1, 1998. However, it is not expected to have a material impact on the Company's results of operations for the remainder of fiscal
1998.

Processing Equipment revenues and operating profits are slightly below prior year to date and second quarter levels primarily due to the timing of new machine shipments. The Company decided at the beginning of the second quarter to close its processing equipment manufacturing operation in Wakefield, England which incurred losses of $.2 million in the first quarter of 1998. A pre-tax charge of $2.4 million has been provided for closing the manufacturing operations, and is included in the segment results for the second quarter and six months of 1998.

Forged Products
---------------

Revenues for the Forged Products segment remained level for the six months and second quarter at $26.5 million and $15.0 million, respectively, compared to 1997 figures of $27.5 million and $14.8 million. Operating profits for the six month period of $1.6 million compared unfavorably to $6.2 million from the prior year due in part to significant costs incurred to start production of undercarriage products. In addition, the industrial flange division experienced lower production this year due to equipment maintenance problems. For the second quarter, the segment reported operating profits of $.5 million compared to $3.3 million for the same period in 1997. The decrease from the prior year for the quarter is primarily due to start-up costs in the undercarriage division.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
----------------------------------------------------

Cash and cash equivalents were $46.8 million at April 30, 1998, $31.9 million higher than at October 31, 1997. The net cash used by operating activities was $36.4 million for the first six months of fiscal 1998, which consists mostly of a decrease in accounts payable and accrued liabilities during the period of $13.4 million, a decrease in accrued compensation of $12.3 million and an increase in inventories of $13.2 million. The investing activities consisted of $217.5 million in proceeds from the sale of the Industrial Tool segment; $28.6 million for capital expenditures at the operating units; a $5.3 million purchase price adjustment on the sale in 1997 of the surface mining equipment assets; $4.5 million for the acquisition of the previously mentioned German refractory operation; and $3.9 million in expenditures related to the pending acquisition of A.P. Green. Also, a portion of the proceeds from the Industrial Tool sale provided funds for a net repayment of Company debt of $106.1 million.

The Company's current ratio at April 30, 1998 of 1.8 to 1 improved, primarily as a result of the reduction in notes payable, from the October 31, 1997 ratio of
1.45 to 1. The Company had outstanding debt of $107.4 million at April 30, 1998 compared to $199 million at October 31, 1997. In January of this year, the Company purchased all of the outstanding shares of Magnesitwerk Aken GmbH for 15 million deutsche marks (approximately USD$8.4 million), and assumed 25.4 million deutsche marks (approximately USD$14.2 million) in non-recourse debt. Also, approximately $35 million of Green debt will be either assumed or refinanced upon the merger of Green with a subsidiary of the Company, through existing credit lines of the Company.

The Company had $30.1 million in cash and cash equivalents on hand at April 30, 1998, and committed and discretionary unused lines of credit aggregating an additional $260 million. The Company intends to use its cash balances and unused credit lines to fund its tender offer for Green, cash-out stock options of Green employees which are vested at the date of merger, and pay transaction and other post-acquisition integration expenses.

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

                                    PART II
                               OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

         (a) The annual meeting of shareholders of the Registrant was held on March 18, 1998.

         (b) At the meeting, David H. Blake and Richard W. Vieser were elected Directors to serve for terms expiring at the annual meeting of shareholders to be held in 2001. Samuel B. Casey, Jr., Rawles Fulgham and J.L. Jackson continued in office as Directors after the meeting.

         Nominees:               For         Withheld         Non-Votes
         ---------               ---         --------         ---------

         David H. Blake       19,518,654     469,940              0
         Richard W. Vieser    19,504,552     484,042              0

         (c) The shareholders voted at the meeting upon a proposal to amend and restate the Stock Option Plan for Non-Employee Directors to, among other things, provide for the limited transferability of options granted thereunder and to increase the number of shares subject to the plan by 180,000. The results of the voting on such proposal were as follows:

         Shares                 Shares                 Number
         Voted                  Voted                  of
         For                    Against                Abstentions
         ---                    -------                -----------

         18,907,438             987,852                93,304

              The shareholders also voted at the meeting upon a proposal to approve certain amendments to the Registrant's 1992 Stock Compensation Plan to, among other things, increase the total number of shares of Common Stock for which options may be granted by 800,000 and provide a limit upon the number of shares for which an employee may receive grants under the plan over any consecutive three-year period. The results of the voting on such proposal were as follows:

         Shares                 Shares                 Number
         Voted                  Voted                  of
         For                    Against                Abstentions
         ---                    -------                -----------

         18,762,591             1,141,052              84,951


Item 6:  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

              2 Agreement and Plan of Merger with A.P. Green Industries, Inc. and BGN Acquisition, Inc., a wholly owned subsidiary of the Company (Incorporated by reference to Exhibit (c)(1) of the Company's Schedule 14D-1, filed March 6, 1998).

              2.1 Purchase and Sale Agreement dated March 3, 1998 among Cooper Power Tools, Inc. and GPX Corp. and Cooper Industries, Inc. and the Company (Incorporated by reference to Exhibit 2 to Form 8-K, Current Report, dated March 30, 1998).

              2.2 Amendment to Purchase and Sale Agreement dated March 12, 1998 among Cooper Power Tools, Inc. and GPX Corp. and Cooper Industries, Inc. and the Company (Incorporated by reference to Exhibit 2.1 to Form 8-K, Current Report, dated March 30, 1998).

              4 First Amendment to Rights Agreement, dated as of February 16, 1998, between the Company and the Rights Agent
                   (Incorporated by reference to Exhibit 1 to Form 8-A/A, For Registration of Certain Classes of Securities Pursuant to
                   Section 12(B) or 12(G) of the Securities Exchange Act of 1934, dated March 12, 1998).

              10 Severance Agreement dated February 23, 1998 by and between the Company and J.L. Jackson.

              10.1 Severance Agreement dated February 23, 1998 by and between the Company and Mr. Graham L. Adelman (Severance Agreements dated February 23, 1998 by and between the Company and Messrs. Juan M. Bravo and Herbert Linser, omitted and identified on a Schedule to Omitted Documents filed herewith).

              10.2 Severance Agreement dated February 23, 1998 between the
                   Company and George W. Pasley (Severance Agreements dated February 23, 1998 between the Company and James B. Alleman and Maurice W. Barrett omitted and identified on a Schedule of Omitted Documents, filed herewith.).

         (b)  During the second quarter ended April 30, 1998, the Company filed
              (i) a Current Report on Form 8-K, dated March 3, 1998, reporting that the Company's wholly-owned subsidiary BGN Acquisition, Inc. entered into an Agreement and Plan of Merger with A.P. Green Industries, Inc. and (ii) a Current Report on Form 8-K, dated March 30, 1998, reporting that the Company had completed the sale of its industrial tool business, including the shares of its INTOOL, Incorporated subsidiary, to Cooper Power Tools, Inc., a subsidiary of Cooper Industries, Inc. pursuant to a Purchase and Sale Agreement dated March 3, 1998, as amended March 12, 1998. The Current Report on Form 8-K, dated March 30, 1998 contained an Unaudited Proforma Consolidated Condensed Balance Sheet as of January 31, 1998 of the Company and its subsidiaries, and an Unaudited Proforma Consolidated Condensed Statement of Earnings of the Company and its subsidiaries.

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

Dated: June 22, 1998