Form 10-QT
period 1997-12-31
GLOBAL INDUSTRIAL TECHNOLOGIES INC
filed 1998-09-14
CIK 887941

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C.  20549


             ( ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                             For the Quarter Ended

                                      OR

             (X) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from November 1, 1997 to December 31, 1997



                        Commission File Number 1-11160



                     GLOBAL INDUSTRIAL TECHNOLOGIES, INC.
               ------------------------------------------------
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

At September 11, 1998, 22,039,455 shares of Common Stock, par value $.25, of the Registrant were outstanding.

                                 INTRODUCTION

On July 30, 1998, the Board of Directors of Global Industrial Technologies, Inc. (the "Company") voted to change the Company's annual fiscal accounting period from October 31, 1997 to December 31, 1997. Accordingly, under the new fiscal year calendar, the Company's quarters will each be comprised of three calendar months ending March 31, June 30, September 30, and December 31. Formerly, the Company's fiscal quarters were each comprised of the three calendar months ending January 31, April 30, July 31 and October 31. The first quarterly report affected by this change will be the 10-Q Report for the "new" third quarter of 1998 ending on September 30, 1998. In accordance with SEC rules and regulations, the Company presents herewith the results of operations for the two-month period ended December 31, 1997 (the "Transition Period") and the comparative period ended December 31, 1996.



                                     INDEX


                                                                         Page
                                                                        Number
                                                                        ------

PART I.   FINANCIAL INFORMATION

Item 1        Management's Representation                                  3
              Consolidated Condensed Statements of Earnings for
               the two months ended December 31, 1997 and 1996             4
              Consolidated Condensed Balance Sheets as of
               December 31, 1997 and October 31, 1997                    5-6
              Consolidated Condensed Statements of Cash Flows
               for the two months ended December 31, 1997 and 1996         7
              Notes to Consolidated Condensed Financial Statements      8-11

Item 2        Management's Discussion and Analysis                     12-15

PART II.      OTHER INFORMATION

Item 1        Legal Proceedings
Item 5        Other information
Item 6        Exhibit Index

Signature                                                                 16

Exhibit 27    Financial Data Schedules

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

In the opinion of the Company, all adjustments have been included that were necessary to present fairly the financial position of Global Industrial Technologies, Inc. and subsidiaries as of December 31, 1997; the results of operations for the two months ended December 31, 1997 and 1996; and the cash flows for the two months ended December 31, 1997 and 1996. These adjustments consisted of normal recurring adjustments.

              GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                       (In millions except per share data)

                                                              Two months ended
Item 1 - Financial Information                                  December 31,
                                                            --------------------
                                                               1997       1996
                                                            ---------  ---------
                                                                 (Unaudited)
Revenues
       Net sales and operating revenues                      $  67.8    $  66.1
       Other                                                     0.2        0.2
                                                             -------    -------
Total Revenues                                                  68.0       66.3
                                                             -------    -------

Costs and Expenses
       Cost of sales                                            52.7       50.7
       Selling, engineering, administrative and
                general expenses                                16.2       14.1
       Interest expense                                          1.9        1.6
       Special charges                                             -       20.5
       Other - net                                               0.8       (0.5)
                                                             -------    -------
Total Costs and Expenses                                        71.6       86.4
                                                             -------    -------

Loss from continuing operations
       before income taxes                                      (3.6)     (20.1)

       Income tax benefit                                        0.9        5.0
                                                             -------    -------

Loss from continuing operations                                 (2.7)     (15.1)

Discontinued operations:

       Earnings from discontinued operations less applicable
               income taxes of $.9 and $.3                       1.5        0.6
                                                             -------    -------

Net loss                                                     $  (1.2)   $ (14.5)
                                                             =======    =======

Basic earnings (loss) per common share:

       Continuing operations                                 $ (0.12)   $ (0.67)
                                                             =======    =======

       Discontinued operations                               $  0.07    $  0.03
                                                             =======    =======

       Net loss                                              $ (0.05)   $ (0.64)
                                                             =======    =======

Diluted earnings (loss) per common share:

       Continuing operations                                 $ (0.12)   $ (0.67)
                                                             =======    =======

       Discontinued operations                               $  0.07    $  0.03
                                                             =======    =======

       Net loss                                              $ (0.05)   $ (0.64)
                                                             =======    =======


      See accompanying Notes to Consolidated Condensed Financial Statements

              GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (in millions)


ASSETS                                                   December 31, 1997   October 31, 1997
------                                                   -----------------   ----------------
                                                                      (Unaudited)
Current Assets
  Cash and cash equivalents                              $           15.9    $           14.9
  Notes and accounts receivable
    Public                                                           94.1                92.7
    Unconsolidated affiliates                                         5.7                 5.1
                                                         -----------------   ----------------
                                                                     99.8                97.8
    Less allowance for doubtful accounts                              3.5                 3.2
                                                         -----------------   ----------------
                                                                     96.3                94.6
  Inventories
    Finished products and work in process                            45.4                36.7
    Raw materials and supplies                                       44.6                40.3
                                                         -----------------   ----------------
                                                                     90.0                77.0
                                                         -----------------   ----------------

  Deferred income taxes                                              56.1                56.1
  Assets held for sale                                               71.1                66.2
  Asbestos insurance recoveries receivable                           63.5                65.1
  Prepaid expenses                                                    5.5                 3.6
                                                         -----------------   ----------------

                 Total Current Assets                               398.4               377.5


Investments in Unconsolidated Affiliates                              5.1                 5.1

Noncurrent Deferred Income Taxes                                     35.9                28.7

Goodwill - net                                                       56.0                56.3

Other Assets                                                         87.5                90.3

Property, Plant and Equipment - at cost
  Land, land improvements and mineral deposits                       35.0                33.3
  Buildings                                                          88.3                74.4
  Machinery and equipment                                           319.4               317.3
                                                         -----------------   ----------------
                                                                    442.7               425.0
Less accumulated depreciation, depletion and amortization           203.8               201.0
                                                         -----------------   ----------------
    Total properties - net                                          238.9               224.0
                                                         -----------------   ----------------

                    Total Assets                         $          821.8    $          781.9
                                                         =================   ================




     See accompanying Notes to Consolidated Condensed Financial Statements.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY                       December 31, 1997    October 31, 1997
------------------------------------                       -----------------    ----------------
                                                                         (Unaudited)
Current Liabilities
  Accounts payable                                          $           40.4     $          42.6
  Notes payable and current portion of long-term debt                   76.1                47.2
  Advances from customers on contracts                                   0.9                 5.0
  Accrued compensation and benefits                                     23.5                21.6
  Insurance reserves                                                     9.7                10.6
  Income taxes currently payable                                         8.1                 9.0
  Current deferred income taxes                                         14.2                14.1
  Asbestos related liabilites                                           53.2                56.9
  Other accrued liabilities                                             21.0                13.3
                                                            ----------------     ---------------
                 Total Current Liabilities                             247.1               220.3


Long-term Debt                                                         165.5               151.8

Pension Plans and Other Retiree Benefits                                48.0                47.6

Noncurrent Deferred Income Taxes                                        17.0                17.0

Other Liabilities                                                       63.7                61.1


Shareholders' Equity
  Common stock                                                           6.8                 6.8
  Capital in excess of par value                                       381.5               382.1
  Retained earnings                                                     24.3                25.5
  Cumulative translation adjustment                                    (50.5)              (50.3)
  Treasury stock, at cost                                              (75.3)              (73.7)
  Other                                                                 (6.3)               (6.3)
                                                            ----------------     ---------------
                 Total Shareholders' Equity                            280.5               284.1
                                                            ----------------     ---------------

                 Total Liabilites and Shareholders' Equity  $          821.8     $         781.9
                                                            ================     ===============



     See accompanying Notes to Consolidated Condensed Financial Statements.

              GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                            Two months ended
                                                              December 31,
                                                           ------------------
                                                             1997      1996
                                                           --------  --------
                                                               (Unaudited)
Cash flows from operating activities
   Net loss                                                $   (1.2) $ (14.5)

   Adjustments to reconcile net loss to cash flow
      Depreciation, depletion and amortization                  4.0      3.6
      Special charges                                            -      20.5
      Increase in deferred income taxes                          -      (5.2)
      Decrease in receivables                                   6.3     14.4
      Increase in inventories                                  (7.0)    (5.0)
      Increase in asbestos insurance recoveries receivable     (1.9)      -
      Increase in assets held for sale                         (4.9)   (10.3)
      Increase (decrease) in accrued compensation               1.4     (4.5)
      Increase in accounts payable and accrued liabilities      4.7      5.4
      Decrease in advances from customers                      (4.1)    (2.0)
      Decrease in income taxes payable                         (0.9)    (1.2)
      Other - net                                              (2.9)    (4.7)
                                                           --------  -------

         Net cash used by operating activities                 (6.5)    (3.5)
                                                           --------  -------


Cash flows from investing activities
   Business acquisitions                                       (4.5)      -
   Settlement payment on asset sales                           (5.3)      -
   Capital expenditures                                        (9.1)    (7.5)
                                                           --------  -------
      Net cash used by investing activities                   (18.9)    (7.5)
                                                           --------  -------

Cash flows from financing activities
   Proceeds from borrowings                                    28.6     11.1
   Reduction of debt                                           (0.6)    (0.8)
   Options exercised under employee benefit plans               0.8       -
   Purchase of common shares                                   (2.3)      -
                                                           --------  -------
      Net cash generated by financing activities               26.5     10.3
                                                           --------  -------

Effect of translation adjustments on cash                      (0.1)    (0.1)
                                                           --------  -------

Net increase (decrease) in cash and cash equivalents            1.0     (0.8)

Cash and cash equivalents, beginning of period                 14.9     11.5
                                                           --------  -------

Cash and cash equivalents, end of period                   $   15.9  $  10.7
                                                           ========  =======


      See accompanying Notes to Consolidated Condensed Financial Statements

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A  INTRODUCTION AND BASIS OF PRESENTATION

The accompanying consolidated interim financial statements include the accounts of Global Industrial Technologies, Inc. together with its subsidiaries and unconsolidated joint ventures (collectively referred to herein as the "Company"). The Company conducts its business in four segments: Specialty Equipment Products, Refractory Products, Minerals, and Forged Products.

The Consolidated Financial Statements, and the notes thereto, have been restated to reflect the Company's Industrial Tool business segment as a discontinued operation. Certain prior year amounts have also been restated to conform to the current year presentation. See Note B -"Discontinued Operations" for more information.

On July 30, 1998, the Company's Board of Directors voted to change the Company's annual fiscal accounting period from October 31, 1997 to December 31, 1997.

NOTE B  DISCONTINUED OPERATIONS

On March 12, 1998, the Company sold the Industrial Tool segment, including the common stock of INTOOL, Incorporated. (the U.S. subsidiary operating in this segment) and the assets of Industrial Tool operations in Canada, Mexico, the Netherlands and Germany, for cash consideration of $229.2 million including certain postclosing adjustments. The Industrial Tool segment manufactured and sold a complete product line of high-quality pneumatic and electric tools for industrial applications, including assembly and material removal. Revenues of the Industrial Tool segment were $18.6 million for the period from November 1, 1997 to December 31, 1997 and $13.7 million for the two-month period ended December 31, 1996.

In connection with the sale of the Industrial Tool segment, the Company retained certain pension, and postretirement benefits. The Company also retained liability for certain legal claims, primarily for known claims of alleged hearing loss and other injuries associated with the use of the Company's products, and for one-half of any such additional claims made during the five year period following the closing date. See description of these claims in Note H to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the "old" fiscal year ended October 31, 1997.

The assets and liabilities of the Industrial Tool segment have been netted and presented in the current asset section as a single line item titled "Assets held for sale" in the accompanying Consolidated Condensed Balance Sheet at December 31, 1997 and October 31, 1997, respectively. A summary of these amounts is as follows:



                                                 December 31, 1997              October 31, 1997
                                                 -----------------              ----------------
                                                                 (In millions)
Assets
Notes and accounts receivable public                  $     19.3                     $     21.1
Inventories                                                 23.5                           23.7
Goodwill - net                                              24.0                           24.1
Other assets                                                 3.5                           3.4
Net property, plant and equipment                           19.4                           19.0
                                                      ----------                     ----------
          Total Assets                                      89.7                           91.3
                                                      ==========                     ==========

Liabilities
Accounts payable                                             3.3                            3.7
Income taxes payable                                         5.0                            4.6
Other accrued liabilities                                    6.1                            9.0
Pension plans and other retiree benefits                     4.2                            7.8
                                                      ----------                     ----------
          Total Liabilities                                 18.6                           25.1
                                                      ==========                     ==========
          Net Assets Held for Sale                    $     71.1                     $     66.2
                                                      ==========                     ==========

NOTE C - INVENTORIES

Inventories on the LIFO method were $26.1 million and $22.4 million at December 31, and October 31, 1997, respectively. The excess of average cost, which approximates replacement or current costs, over the LIFO values would have been $21.7 million and $21.5 million at December 31, and October 31, 1997, respectively.

NOTE D - CONTINGENCIES

The Company and its subsidiaries are involved in certain legal actions and claims arising in the ordinary course of business. See NOTE H to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended October 31, 1997, NOTE 18 to Consolidated Financial Statements contained in A.P. Green Industries, Inc. ("A.P. Green") annual report on Form 10-K for the year ended December 31, 1997, and NOTE 5 to Consolidated Financial Statements contained in A.P. Green's quarterly report on Form 10-Q for the quarter ended March 31, 1997. The contingencies discussed in the A.P. Green filings became reportable by the Company as a result of its acquisition of A.P. Green on July 1, 1998. In management's opinion, there have been no material changes in the status of these contingencies since the date of the aforementioned filings.

NOTE E - EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company initially adopted SFAS 128 during the "old" fiscal quarter ended January 31, 1998 and, accordingly, earnings per share amounts for all periods presented in the accompanying condensed consolidated statement of operations are calculated and presented in accordance with SFAS 128. The statement specifies new standards for the computation and presentation of earnings per share, requiring the presentation of both "basic" and "diluted" earnings per share. Basic earnings per share is calculated as net earnings divided by average common shares outstanding. Diluted earnings per share is calculated including the dilutive effects of potential common shares, which include the Company's stock options and deferred compensation units.

Outstanding options to purchase 1,232,091 and 1,476,801 shares were excluded from the December 31, 1997 and 1996 respective diluted earnings per share calculation as their inclusion would be anti-dilutive due to the net loss incurred for the period. In addition, deferred compensation units representing 234,450 and 290,403 potential common shares were excluded from the December 31, 1997 and 1996 respective diluted earnings per share calculations as the effect of inclusion in the calculation would also be anti-dilutive.

NOTE F - NEW ACCOUNTING PRONOUNCEMENTS

Comprehensive Income

In June 1997, Statement of Financial Accounting Standards No. 130 (SFAS 130), "Comprehensive Income," was issued. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997 and, accordingly, will be adopted by the Company during its "new" fiscal third quarter ending September 30, 1998. The adoption of this statement will not have an impact on the results of operations or financial position of the Company.

Disclosures about Segments of an Enterprise and Related Information

In June 1997, Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented - but not for interim periods in the initial year of adoption. The Company believes that the majority of the provisions called for by this statement have, for the most part, already been applied in its historical financial statements, which were prepared pursuant to SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." However, results of operations for the Minerals segment will be combined with the Refractories segment in the future, in accordance with SFAS 131. The Company will adopt the provisions of this statement in the fourth quarter of fiscal 1998, which will not have a significant impact on its results of operations or financial position.

Employers' Disclosures about Pension and Other Postretirement Benefits

In February 1998, Statement of Financial Accounting Standards No. 132 (SFAS
132), "Employers' Disclosures about Pension and Other Postretirement Benefits", was issued. SFAS 132 revises employers' disclosures of pensions and other postretirement benefits, requires additional information on changes in benefit obligations and fair value of plan assets and eliminates certain disclosures. SFAS 132 is effective for the year ending December 31, 1998, and requires restatement of disclosures for earlier periods. Management believes adoption of this statement will not have a significant impact on the results of operations or financial position of the Company.

Accounting for Derivative Instruments and Hedging Activities

In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133), " Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair market value. The recording of the offsetting debits or credits is dependent upon the purpose for which the derivative instrument was entered into. In cases where specified conditions are met, the Statement permits "hedge" accounting in which gains and losses on the derivative hedging instrument are matched with offsetting losses and gains on the underlying item that is being hedged. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Earlier application of most of this statement's provisions is encouraged, but is only permitted as of the beginning of any fiscal quarter that begins after June 15, 1998. No decision has been made as to when the Company will adopt this statement. Currently, management does not anticipate that the adoption of this statement will have a material impact on the results of operations, financial position, liquidity or compliance covenants contained within financing arrangements of the Company since, historically, its use of derivative instruments has been minimal. However, risk management policies and procedures are continually being refined, and the Company may, from time to time, increase its use of such instruments, in order to mitigate potential risks resulting from foreign currency exchange, commodity price and interest rate fluctuations.

Reporting on the Costs of Start-Up Activities

In August 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-5, (SOP 98-5) "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting for start-up costs, including organization costs, and requires that such costs be expensed as incurred. SOP 98-5 is effective for all fiscal years beginning after December 15, 1998, with early adoption encouraged. With few exceptions, the initial application of SOP 98-5 is to be reported as the cumulative effect of a change in accounting principle. The Company expects to apply the provisions of this SOP during its fiscal third quarter ending September 30, 1998. Accordingly, the Company will recognize a pre-tax charge of approximately $8 million. In the Company's consolidated statement of earnings for the three and nine-month periods ending September 30, 1998, this charge will be presented net of tax below both income from continuing operations and income from discontinued operations.

NOTE G - SUBSEQUENT EVENTS

As discussed in its filing on Form 8-K, filed with the Securities and Exchange Commission on July 9, 1998, Global Industrial Technologies, Inc. and its wholly owned subsidiary, BGN Acquisition Corp. (collectively referred to herein as the "Company") acquired all of the outstanding shares of common stock of A.P. Green Industries, Inc. ("Green") effective as of July 1, 1998. The purchase was effected through a public tender offer for Green's outstanding common stock at an offering price of $22.00 per share and resulted in a total cash purchase price of approximately $202 million. The total cash purchase price includes approximately $24 million in other direct transaction costs such as severance and other change-in-control benefits, and accounting, legal and investment banking fees. The purchase price was funded through cash on hand, the issuance of unsecured senior notes, and unused lines of credit. The Company has accounted for the acquisition as a purchase and, accordingly, the results of operations of Green will be consolidated with those of the Company prospectively, beginning on July 1, 1998.

On June 30, 1998, an agreement was entered into whereby the Company issued $75 million in senior notes (the "Notes") to various institutional investors in a private placement offering. The Notes are exempt from registration pursuant to Rule 144A of the Securities Act of 1933 and, as such, carry certain restrictions regarding their resale. The Notes are unsecured and bear interest at a rate of 6.83% per annum. Interest only is payable semi-annually, in June and December of each year, with the entire principal balance due on June 30, 2008. The Notes contain certain affirmative and negative covenants which require compliance with various financial ratios and thresholds including, but not limited to, minimum consolidated tangible net worth, maximum debt to capitalization and debt to consolidated tangible net worth, as well as certain limitations on liens and asset dispositions. The Company utilized proceeds from the Notes primarily to finance its cash tender offer for the common stock of A.P Green Industries, Inc.

On August 31, 1998, the Company entered into a senior revolving credit facility ("Facility") with a syndicate of banks. The Facility is unsecured, provides for an aggregate borrowing limit of $215 million, and matures three years from the date of execution of the agreement, extendible annually for an additional year with unanimous bank group consent. The Company has the option of borrowing under either the United States Prime rate (currently at 8.50%) or a formula-driven rate based on the London Interbank Offered Rate ("LIBOR"). If the LIBOR-based option is selected, the applicable interest rate will vary between LIBOR plus 1.00% and 2.00% per annum, depending on the Company's ratio of Funded Debt to EBITDA (as defined in the applicable agreement). Additionally, the Company must pay a commitment fee on the unused portion of the Facility, which will also fluctuate, between .25% and .50% per annum, depending on the Company's ratio of Funded Debt to EBITDA. Interest and the commitment fees are both payable in arrears. Interest is due either monthly or quarterly depending on the type of funding selected, and the commitment fee is due quarterly. The Facility contains certain affirmative and negative covenants which require compliance with various financial ratios and thresholds including, but not limited to, minimum interest coverage ratio, maximum funded debt to EBITDA and minimum consolidated net worth, as well as certain limitations on liens, dividends, indebtedness, acquisitions, capital expenditures and asset dispositions. The Company plans to utilize the Facility to refinance certain of its existing indebtedness and for general corporate purposes. As of September 14, 1998, the lead bank in the facility had not completed a secondary market participation of $25 million of their commitment under the Facility. Pursuant to an underwriting agreement with that bank, the terms of the Facility may be modified in connection with this secondary offering.

NOTE H - INFORMATION BY INDUSTRY SEGMENT

Sales and operating profit results are presented below for the two months ended December 31, 1997 and 1996.




                                                                  Two months ended
                                                                     December 31
                                                    ---------------------------------------------
                                                          1997                           1996
                                                          ----                           ----
                                                                    (In Millions)
Sales and Operating Revenues:
Refractory Products                                       $48.3                           $45.0
Minerals                                                    7.0                             8.5
Specialty Equipment Products                                7.2                             7.7
Forged Products                                             7.6                             7.5
Intersegment sales                                         (2.3)                           (2.6)
                                                      ---------                       ---------
     Total sales and operating revenues
                                                          $67.8                           $66.1
                                                      =========                       =========
Operating Profit(Loss):
Refractory Products                                        $1.9                            $2.4
Minerals                                                   (0.3)                            1.3
Specialty Equipment Products                               (0.5)                           (0.6)
Forged Products                                             0.8                             1.4
Partnership Operations                                     (0.1)                              -
                                                      ---------                       ---------
          Subtotal                                          1.8                             4.5

General corporate expenses                                 (5.4)                           (4.1)

Special charges                                               -                           (20.5)

Loss before taxes                                         $(3.6)                         $(20.1)
                                                      =========                       =========

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS
-------------------

On July 30, 1998, the Board of Directors of Global Industrial Technologies, Inc. (the "Company") voted to change the Company's annual fiscal accounting period from October 31, 1997 to December 31, 1997. Accordingly, under the new fiscal year calendar, the Company's quarters will each be comprised of three calendar months ending March 31, June 30, September 30, and December 31. Formerly, the Company's fiscal quarters were each comprised of the three calendar months ending January 31, April 30, July 31 and October 31. The first quarterly report affected by this change will be the 10-Q Report for the "new" third quarter of 1998 ending on September 30, 1998. In accordance with SEC rules and regulations, the Company presents herewith the results of operations for the two-month period ended December 31, 1997 (the "Transition Period") and the comparative period ended December 31, 1996.

RESULTS OF OPERATIONS
---------------------

Two months ended December  31, 1997 compared to December  31, 1996.

The Company reported a net loss of $1.2 million or $.05 per share in the Transition Period from continuing and discontinued operations. For the same period a year ago, the Company reported a net loss of $14.5 million which included a $20.5 million pre-tax charge to earnings related to the divestiture of The Marion Power Shovel Company, British Jeffrey Diamond of the United Kingdom and a partnership interest in KOMDRESCO of South Africa.

Segment operating profit from continuing operations for the two months was $1.8 million in 1997 compared to $4.5 million in 1996, a decrease of $2.7 million. The decrease from 1996 was primarily due to production delays in the minerals segment and start-up expenses for the Ameri-Forge undercarriage division.

General corporate expenses were $1.3 million higher for the two months ended December 31, 1997 versus 1996 primarily due to increased interest expense and additional administrative and general costs for the corporate headquarters.

Consolidated total revenues of $68.0 million for the 1997 Transition Period were higher by $1.7 million, or 2.6 percent, from $66.3 million in the prior year period. The increase is primarily due to additional sales from the Lota Green acquisition in the refractory products group. The Company purchased Refractarios Lota-Green Limitada ("Lota-Green") on June 2, 1997, and combined its operations with those of Refractarios Chilenos S.A. (RECSA).

Total costs and expenses for the Transition Period were $71.6 million, an increase of $5.7 million, or 9 percent, from $65.9 million for the same period in 1996 (excluding the special charge of $20.5 million discussed previously). Costs of sales were $52.7 million, or 3.9 percent higher than the prior year period, due primarily to the acquisition of Lota-Green. Selling, engineering, administrative and general expenses were $16.2 million for the Transition Period, $2.1 million or 15 percent higher than the $14.1 million for the same period in 1996. Other - net is an expense of $.8 million for the Transition Period compared to income of $.5 million for the same period in 1996.

SEGMENT RESULTS
---------------

Refractory Products
-------------------

Revenues for the Transition Period increased $3.3 million over the same two month period in 1996. The increase was due to the acquisition of Lota Green in Chile announced in June, 1997. Operating profits in 1997 were $.5 million (21%) lower than 1996 levels primarily due to higher production costs in Mexico.

In 1997, iron and steel producers accounted for approximately 55% of U.S. refractory sales for Harbison-Walker Refractories Company (Harbison-Walker) and 30% of U.S. refractory sales for A. P. Green Industries, Inc. (A.P. Green). In recent months, many U.S. steel producers have dropped prices to compete with low priced foreign imports due to the severe economic slowdowns in Southeast Asia and Russia, and decreased production. As a result, sales by refractory producers to the steel industry are expected to decline in the near term and margins may be adversely affected. The Company is taking advantage of the economic slowdown, however, to integrate its manufacturing operations with A.P. Green faster than originally anticipated. A primary strategic reason for acquiring A.P. Green was to gain a larger share of other industrial markets, thus decreasing the Company's exposure to the steel industry demand. In addition, the Company has already realized significant cost savings as a result of the integration and elimination of certain historical A.P. Green costs. See also Form 8-K/A filed with the SEC on September 14, 1998.

Minerals
--------

Minerals revenues of $7.0 million were down $1.5 million (18%) from the same period in the prior year due to the effect of prevailing exchange rates between the U.S. Dollar and European currencies on the ability to competitively price exports. The segment incurred an operating loss of $.3 million, down $1.6 million from 1996 operating profit of $1.3 million. Reduced sales volume and unfavorable pricing contributed to the unfavorable earnings result in this segment for the Transition Period.

The Company is re-evaluating a joint venture to produce calcium aluminates (as slag conditioners for the steel industry) and lightweight refractory grains at its facility in Eufala, Alabama. The markets for products to have been manufactured by the joint venture have not developed as the Company had anticipated. Termination of the joint venture is expected to be cash neutral and will result in a charge to earnings in the third quarter of 1998.

Specialty Equipment Products
----------------------------

The Specialty Equipment Products segment consists of Corrosion Technology International (CTI) and the Global Processing Group. The segment's consolidated revenues for the Transition Period were slightly below 1996 levels due to a slowdown in shipments from the CTI business. The low shipment levels during the two month period in both years resulted in a loss for the segment.

The significant drop in copper, zinc and nickel commodity prices during the last quarter of 1997 has had a material adverse effect on operating results of this segment for 1998. Also, economic conditions in Asia stalled sales of nonferrous metals refining equipment and, as a result, depressed CTI sales and operating profits. For the future, CTI has taken steps to decrease its dependency on the nonferrous metal markets by forming a business alliance with Anticorrosivos Industrales Ltd. (ANCOR) which will enhance the development of broader polymer concrete applications and markets including pulp and paper, food processing, and chemical processing. This new alliance will encompass operating facilities in the United States, Europe, Asia, Australia and Latin America, effective May 1, 1998. In addition, CTI has developed, and is in the preliminary stages of marketing, products for the municipal waste water market. Recent events and circumstances, including knowledge of market conditions gained from the alliance with ANCOR and the dramatic drop in copper prices, have caused the Company t re-assess the carrying value of the CTI business under FAS-121, "Impairment of Long-Lived Assets." Although actions have been taken to decrease the dependency of the business on copper prices in the future, the Company expects to take a charge to earnings in the third quarter of 1998 to write off a portion of the goodwill associated with the CTI business.

Forged Products
---------------

This segment's revenues of $7.6 million were roughly equivalent to $7.5 million for the same period a year ago, however, operating profit of $.8 million was down 43% from operating profits of $1.4 million for the prior year period. The decrease in operating profit is due primarily to operating losses resulting from the time required to start-up the segment's Undercarriage product line.

The Company began a program in late 1997 of ordering and installing new equipment at this segment and implementing more stringent preventative maintenance programs to avoid the interruptions in flarge production which it had been experiencing. As a result of these actions, fixed and variable costs for this segment will be greater than in 1997. Operating margins however are expected to improve when the intended production efficiencies are realized.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
----------------------------------------------------

Cash and cash equivalents were $15.9 million at December 31, 1997, $1 million (6.7%) higher than at October 31, 1997. The net cash used by operating activities was $6.5 million for the Transition Period. November and December are typically low sales volume months for each of the business segments and as such working capital increased during the Transition Period due to inventory additions ($7 million) and lower advance payments from customers ($4.1 million). The Industrial Tool net assets held for sale increased $4.9 million during the period. The lower sales volume during the period together with increased collection activity resulted in a $6.3 million decreased in accounts receivable. The investing activities consisted of $9.1 million for capital expenditures at the operating segments, a $5.3 million purchase price adjustment relating to a divested business, and $4.5 million for the acquisition of a German refractories manufacturer, Magnesitwerk Aken Gmbh ("Aken") on

December 31, 1997. Financing activities for the period generated $26.5 million. The activities included $28.0 million of proceeds from borrowings less repayments. The Company also spent $2.3 million for the purchase of the Company's common shares. Proceeds from employee stock option exercises were $0.8 million.

Excluding the net assets held for sale, the Company's current ratio at December 31, 1997 of 1.4 to 1 was unchanged from October 31, 1997. The Company had outside debt of $241.6 million at December 31, 1997, compared to $199.0 million at October 31, 1997 including $14.6 million of subsidiary debt acquired in the Aken transaction.

As discussed in its filing on Form 8-K, filed with the Securities and Exchange Commission on July 9, 1998, Global Industrial Technologies, Inc. and its wholly owned subsidiary, BGN Acquisition Corp. (collectively referred to herein as the "Company") acquired all of the outstanding shares of common stock of A.P. Green Industries, Inc. effective July 1, 1998. The purchase was effected through a public tender offer for A. P. Green's outstanding common stock at an offering price of $22.00 per share and resulted in a total cash purchase price of approximately $202 million, including approximately $24 million in other direct transaction costs such as severance and other change-in-control benefits, and accounting, legal and investment banking fees. The purchase price was funded through cash on hand, issuance of the Notes, and unused lines of credit. The Company has accounted for the acquisition as a purchase, and, accordingly, the results of operations of A. P. Green will be consolidated with those of the Company prospectively, beginning on July 1, 1998.

The Company filed Form 8-K/A with the Securities and Exchange Commission on September 14, 1998 which discloses the Unaudited Pro Forma Condensed Consolidated Balance Sheet of the Company as of April 30, 1998 which reflects the pro forma financial position of the Company after giving effect to the acquired A. P. Green assets and liabilities.

The Company's current ratio after giving effect to the Green acquisition is 1.9 to 1.0. Long-term debt (including current portion) increased to $325 million, including approximately $32.4 million of A. P. Green indebtedness. A discussion of recent borrowing arrangements made by the Company are discussed in Note G "Subsequent Events". Management believes that internally-generated funds and proceeds of short-term borrowings under existing credit facilities will be adequate to meet working capital and capital expenditure requirements (capital expenditures are currently estimated to be approximately $50 million over the twelve-month period ended December 31, 1998) while maintaining an appropriate debt to total capitalization ratio.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

Earnings per share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company initially adopted SFAS 128 during the "old" fiscal quarter ended January 31, 1998 and, accordingly, earnings per share amounts for all periods presented in the accompanying condensed consolidated statement of operations are calculated and presented in accordance with SFAS 128. The statement specifies new standards for the computation and presentation of earnings per share, requiring the presentation of both "basic" and "diluted" earnings per share. Basic earnings per share is calculated as net earnings divided by average common shares outstanding. Diluted earnings per share is calculated including the dilutive effects of potential common shares, which include the Company's stock options and deferred compensation units.

Comprehensive Income

In June 1997, Statement of Financial Accounting Standards No. 130 (SFAS 130), "Comprehensive Income," was issued. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997 and, accordingly, will be adopted by the Company during its "new" fiscal third quarter ending September 30, 1998. The adoption of this statement will not have an impact on the results of operations or financial position of the Company.

Disclosures about Segments of an Enterprise and Related Information

In June 1997, Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented - but not for interim periods in the initial year of adoption. The Company believes that the majority of the provisions called for by this statement have, for the most part, already been applied in its historical financial statements, which were prepared pursuant to SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." However, results of operations for the Minerals segment will be combined with the Refractories segment in the future, in accordance with SFAS 131. The Company will adopt the provisions of this statement in the fourth quarter of fiscal 1998, which will not have a significant impact on its results of operations or financial position.

Employers' Disclosures about Pension and Other Postretirement Benefits

In February 1998, Statement of Financial Accounting Standards No. 132 (SFAS
132), "Employers' Disclosures about Pension and Other Postretirement Benefits", was issued. SFAS 132 revises employers' disclosures of pensions and other postretirement benefits, requires additional information on changes in benefit obligations and fair value of plan assets and eliminates certain disclosures. SFAS 132 is effective for the year ending December 31, 1998, and requires restatement of disclosures for earlier periods. Management believes adoption of this statement will not have a significant impact on the results of operations or financial position of the Company.

Accounting for Derivative Instruments and Hedging Activities

In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133), " Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair market value. The recording of the offsetting debits or credits is dependent upon the purpose for which the derivative instrument was entered into. In cases where specified conditions are met, the Statement permits "hedge" accounting in which gains and losses on the derivative hedging instrument are matched with offsetting losses and gains on the underlying item that is being hedged. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Earlier application of most of this statement's provisions is encouraged, but is only permitted as of the beginning of any fiscal quarter that begins after June 15, 1998. No decision has been made as to when the Company will adopt this statement. Currently, management does not anticipate that the adoption of this statement will have a material impact on the results of operations, financial position, liquidity or compliance covenants contained within financing arrangements of the Company since, historically, its use of derivative instruments has been minimal. However, risk management policies and procedures are continually being refined, and the Company may, from time to time, increase its use of such instruments in order to mitigate potential risks resulting from foreign currency exchange, commodity price and interest rate fluctuations.

Reporting on the Costs of Start-Up Activities

In August 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-5, (SOP 98-5) "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting for start-up costs, including organization costs, and requires that such costs be expensed as incurred. SOP 98-5 is effective for all fiscal years beginning after December 15, 1998, with early adoption encouraged. With few exceptions, the initial application of SOP 98-5 is to be reported as the cumulative effect of a change in accounting principle. The Company expects to apply the provisions of this SOP during its fiscal third quarter ending September 30, 1998. Accordingly, the Company will recognize a pre-tax charge of approximately $8 million. In the Company's consolidated statement of earnings for the three and nine-month periods ending September 30, 1998, this charge will be presented net of tax below both income from continuing operations and income from discontinued operations.

YEAR 2000 ISSUE
---------------

The Year 2000 Issue is the result of computer programs having been written using two digits rather than four to define a specific year. Absent corrective actions, a computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions to various activities and operations.

The Company previously initiated assessments to identify the work efforts required to assure that systems supporting the business successfully operate beyond the turn of the century. The scope of this work effort encompasses information technology systems and systems utilizing embedded technology, such as microcontrollers.

Plans for achieving Year 2000 compliance were finalized during 1997, and implementation work was underway by December 31, 1997. The initial phases of this work, an inventory and assessment of potential problem areas, have been essentially completed. Modification and testing phases continue, with most required system modifications to mission critical systems planned for completion by mid-1999. A significant portion of the Company's direct risk in the information system area will be mitigated by the implementation of new accounting, finance and operating systems, which is expected to be completed by mid-1999. Although not purchased specifically for the purpose of avoiding such risks, these systems are, nevertheless, fully "Year 2000" compliant.

With respect to embedded technology other than information systems, the Company has assessed its risk of major malfunctions to be relatively low at its refractories divisions, since most of its production machinery and equipment is not numerically controlled. In any event, non Year 2000 compliance would have only a minimal impact on manufacturing capacity. Ameri-Forge has several numerically controlled machines, such as presses, rolling mills, heat treatment equipment and multi-dimensional drills and lathes, most of which have been purchased within the last 36 months. The Company is currently working with the equipment's manufacturers to obtain Year 2000 compliance information and expects to complete its assessment by November 1998.

Attention has also been focused on compliance attainment efforts of vendors and others, including key system interfaces with customers and suppliers. Most key suppliers and business partners have been, or will be contacted for clarification of their Year 2000 plans. These surveys are expected to be
completed by January 1999.   Notwithstanding the efforts described above, the
Company could potentially experience disruptions to some aspects of its various activities and operations, including those resulting from non-compliant systems utilized by unrelated third party governmental and business entities, for example, banks and suppliers and other businesses on which the Company's vendors and customers rely to conduct operations. Work is underway to develop business contingency plans in order to attempt to mitigate the extent of potential disruption to business operations.

The Company generally expenses all Year 2000 costs as incurred in accordance with the provisions established by the Emerging Issues Task Force Release # 96-14 (EITF 96-14) "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000." Through September 14, 1998, less than $100,000 of costs had been incurred in the Company's efforts to achieve Year 2000 compliant systems (exclusive of costs associated with the purchase and installation of new hardware and software, more fully discussed above). The ultimate total cost to the Company of achieving Year 2000 compliant systems is currently estimated to be less than $500,000, to be expended primarily over the 1998-1999 timeframe, although the Company expects to have a more refined estimate in November 1998, once the assessment of Ameri-Forge's equipment is complete. Incremental costs incurred strictly due to Year 2000 compliance issues are not expected to have a material impact on the Company's results of operations, financial condition or liquidity.

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

                                    PART II
                               OTHER INFORMATION

Item 1    Legal Proceedings

The Company and its subsidiaries are involved in certain legal actions and claims arising in the ordinary course of business. See NOTE H to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended October 31, 1997, NOTE 18 to Consolidated Financial Statements contained in A.P. Green's annual report on Form 10-K for the year ended December 31, 1997, and NOTE 5 to Consolidated Financial Statements contained in A.P. Green's quarterly report on Form 10-Q for the quarter ended March 31, 1997. The contingencies discussed in the A.P. Green filings became reportable by the Company as a result of its acquisition of A.P. Green on July 1, 1998. In management's opinion, there have been no material changes in the status of these contingencies since the date of the aforementioned filings.

Item 5    Other Information

On June 30, 1998, an agreement was entered into whereby the Company issued $75 million in senior notes (the "Notes") to various institutional investors in a private placement offering. The Notes are exempt from registration pursuant to Rule 144A of the Securities Act of 1933 and, as such, carry certain restrictions regarding their resale. The Notes are unsecured and bear interest at a rate of 6.83% per annum. Interest only is payable semi-annually, in June and December of each year, with the entire principal balance due on June 30, 2008. The Notes contain certain affirmative and negative covenants which require compliance with various financial ratios and thresholds including, but not limited to, minimum consolidated tangible net worth, maximum debt to capitalization and debt to consolidated tangible net worth, as well as certain limitations on liens and asset dispositions. The Company utilized the proceeds from the Notes primarily to finance its cash tender offer for the common stock of A.P Green Industries, Inc.

On August 31, 1998, the Company entered into a senior revolving credit facility ("Facility") with a syndicate of banks. The Facility is unsecured, provides for an aggregate borrowing limit of $215 million, and matures three years from the date of execution of the agreement, extendible annually for an additional year with unanimous bank group consent. The Company has the option of borrowing under either the United States Prime rate (currently at 8.50%) or a formula-driven rate based on the London Interbank Offered Rate ("LIBOR"). If the LIBOR-based option is selected, the applicable interest rate will vary between LIBOR plus 1.00% and 2.00% per annum, depending on the Company's ratio of Funded Debt to EBITDA (as defined in the applicable agreement). Additionally, the Company must pay a commitment fee on the unused portion of the Facility, which will also fluctuate, between .25% and .50% per annum, depending on the Company's ratio of Funded Debt to EBITDA. Interest and the commitment fees are both payable in arrears. Interest is due either monthly or quarterly depending on the type of funding selected, and the commitment fee is due quarterly. The Facility contains certain affirmative and negative covenants which require compliance with various financial ratios and thresholds including, but not limited to, minimum interest coverage ratio, maximum funded debt to EBITDA and minimum consolidated net worth, as well as certain limitations on liens, dividends, indebtedness, acquisitions, capital expenditures and asset dispositions. The Company plans to utilize the Facility to refinance certain of its existing indebtedness and for general corporate purposes. As of September 14, 1998, the lead bank in the facility had not completed a secondary market participation of $25 million of their commitment under the Facility. Pursuant to an underwriting agreement with that bank, the terms of the Facility may be modified in connection with this secondary offering.

Item 6:  Exhibits and reports on Form 8-K.

         (a)  Exhibits

              10.1 Note Agreement, dated as of June 30, 1998 with the Prudential Insurance Company of America and U.S. Private Placement Fund, for 6.83% Senior Notes due June 30, 2008.

              10.2 Credit Facility, dated as of August 31, 1998, with Chase Bank of Texas, National Association, and the other banks parties thereto.

         (b)  Reports on Form 8-K

              1. On July 9, 1998, the Company filed a report on Form 8-K, reporting under Item 2, disclosing the announcement that the Company had completed its previously announced tender offer for all of the outstanding shares of common stock, par value $1.00 per share of A.P. Green Industries, Inc. for $22.00 net per share in cash.

              2. On July 31, 1998, the Company filed a report on Form 8-K, reporting under Item 8, disclosing the announcement that the Company's Board of Directors had voted to change the Company's annual fiscal accounting period from October 31, 1997 to December 31, 1997.

              3. On September 14, 1998, the Company filed an amendment to Form 8-K, reporting under Item 7, presenting unaudited pro forma financial information of the Company and A.P. Green Industries, Inc.

                                 SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                GLOBAL INDUSTRIAL TECHNOLOGIES, Inc.



                                By: /s/
                                       -----------------------------
                                       Donna A. Reeves
                                       Vice President - Controller
                                       (Authorized Officer and Chief
                                       Accounting Officer)

Dated: September 14, 1998