Form 10-Q
period 1998-09-30
GLOBAL INDUSTRIAL TECHNOLOGIES INC
filed 1998-11-17
CIK 887941

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended September 30, 1998

                                      OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 1-11160

                     GLOBAL INDUSTRIAL TECHNOLOGIES, INC.
               ------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                       75-2617871
-------------------------------                      --------------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization                        Identification No.)

2121 San Jacinto Street
Suite 2500, L. B. 31
Dallas, Texas                                                 75201
-------------------------------                      ---------------------
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

At November 13, 1998, 22,039,455 shares of Common Stock, par value $.25, of the Registrant were outstanding.



                                 Page 1 of 44
                       Exhibit Index Appears on Page 44

                                  INTRODUCTION



On July 30, 1998, the Board of Directors of Global Industrial Technologies, Inc. (the "Company") voted to change the Company's annual fiscal accounting period from October 31, 1997 to December 31, 1997. Accordingly, under the new fiscal year calendar, the Company's quarters are each comprised of three calendar months ending March 31, June 30, September 30, and December 31. Formerly, the Company's fiscal quarters were each comprised of the three calendar months ending January 31, April 30, July 31 and October 31. In accordance with SEC rules and regulations, on September 14, 1998, the Company filed a report on Form 10-Q/T, presenting the results of operations for the two-month periods ended December 31, 1997 (the "Transition Period") and the comparative period ended December 31, 1996. The report filed herein represents the Company's first required periodic report since the date of change in year end.


                                     INDEX

                                                                        Page
                                                                       Number
                                                                       ------


PART I.  FINANCIAL INFORMATION

Item 1   Management's Representation                                           3
         Consolidated Condensed Statements of Earnings for the three
          and nine months ended September 30, 1998 and July 31, 1997           4
         Consolidated Condensed Statement of Earnings for the two months
          ended June 30, 1998                                                  5
         Consolidated Condensed Balance Sheets as of
          September 30, 1998 and October 31, 1997                            6-7
         Consolidated Condensed Statements of Cash Flows
          for the nine months ended September 30, 1998 and July 31, 1997       8
         Notes to Consolidated Condensed Financial Statements               9-24

Item 2   Management's Discussion and Analysis                              25-40

PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                                    41
Item 5   Other information                                                    41
Item 6   Exhibit Index                                                     41-43

Signature                                                                     44

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

In the opinion of the Company, all adjustments have been included that were necessary to present fairly the financial position of Global Industrial Technologies, Inc. and subsidiaries as of September 30, 1998; the results of operations for the two months ended June 30, 1998; the three and nine months ended September 30, 1998 and July 31, 1997; and cash flows for the nine months ended September 30, 1998 and July 31, 1997, respectively.

ITEM 1 - FINANCIAL STATEMENTS

              GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       (In millions except per share data)



                                                                         Three months ended             Nine months ended
                                                                       September 30,   July 31,      September 30,    July 31,
                                                                    ----------------------------    ----------------------------
                                                                        1998            1997            1998            1997
                                                                    ------------    ------------    ------------    ------------
                                                                           (Unaudited)                 (Unaudited)

Revenues
     Net sales and operating revenues                               $      169.0    $      126.0    $      413.6    $      359.4
     Other                                                                   0.5             0.4             1.5             1.0
                                                                    ------------    ------------    ------------    ------------
Total Revenues                                                             169.5           126.4           415.1           360.4
                                                                    ------------    ------------    ------------    ------------

Costs and Expenses
     Cost of sales                                                         143.7            96.8           335.7           270.4
     Selling, engineering, administrative and
           general expenses                                                 35.6            22.3            80.8            66.1
     Interest expense                                                        6.2             2.7            10.7             7.8
     Special charges                                                                        23.0                            43.5
     Restructuring charges                                                  31.0                            31.7
     Impairment of long lived assets                                        23.3                            23.3
     Other - net                                                             1.0             0.1             4.3            (0.5)
                                                                    ------------    ------------    ------------    ------------
Total Costs and Expenses                                                   240.8           144.9           486.5           387.3
                                                                    ------------    ------------    ------------    ------------

Loss from continuing operations
     before income taxes                                                   (71.3)          (18.5)          (71.4)          (26.9)

     Income tax benefit                                                     26.8             0.6            27.4             2.8
                                                                    ------------    ------------    ------------    ------------

Loss from continuing operations                                            (44.5)          (17.9)          (44.0)          (24.1)

Discontinued operations:

     Earnings (loss) from discontinued operations less applicable
           income taxes of $.8, $1.1, $1.9 and $2.8                         (0.8)            3.5             2.8             8.5

     Gain (loss) on disposal of discontinued operations
           less applicable income taxes of $9.2 and $49.4                   (9.2)                           76.9
                                                                    ------------    ------------    ------------    ------------

Net earnings (loss)                                                 $      (54.5)   $      (14.4)   $       35.7    $      (15.6)
                                                                    ============    ============    ============    ============

Basic earnings (loss) per common share:

     Continuing operations                                          $      (2.02)   $      (0.80)   $      (2.00)   $      (1.07)
                                                                    ============    ============    ============    ============

     Discontinued operations                                        $      (0.45)   $       0.16    $       3.62    $       0.38
                                                                    ============    ============    ============    ============

     Net earnings (loss)                                            $      (2.47)   $      (0.64)   $       1.62    $      (0.69)
                                                                    ============    ============    ============    ============

Diluted earnings (loss) per common share:

     Continuing operations                                          $      (2.02)   $      (0.80)   $      (2.00)   $      (1.07)
                                                                    ============    ============    ============    ============

     Discontinued operations                                        $      (0.45)   $       0.16    $       3.62    $       0.38
                                                                    ============    ============    ============    ============

     Net earnings (loss)                                            $      (2.47)   $      (0.64)   $       1.62    $      (0.69)
                                                                    ============    ============    ============    ============

      See accompanying Notes to Consolidated Condensed Financial Statements

              GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       (In millions except per share data)




                                                       Two months ended
                                                       ----------------
                                                         June 30, 1998
                                                          ----------
                                                          (Unaudited)

Revenues
     Net sales and operating revenues                     $     82.4
     Other                                                       0.5
                                                          ----------
Total Revenues                                                  82.9
                                                          ----------

Costs and Expenses
     Cost of sales                                              65.3
     Selling, engineering, administrative and
           general expenses                                     17.1
     Interest expense                                            1.3
     Special charges
     Restructuring charges                                       0.7
     Impairment of long lived assets
     Other - net                                                 0.2
                                                          ----------
Total Costs and Expenses                                        84.6
                                                          ----------

Loss from continuing operations
     before income taxes                                        (1.7)

     Income tax benefit                                          0.9
                                                          ----------

Loss from continuing operations                                 (0.8)

Discontinued operations:

     Earnings (loss) from discontinued operations               --

     Gain (loss) on disposal of discontinued operations         --
                                                          ----------

Net earnings (loss)                                       $     (0.8)
                                                          ==========

Basic earnings (loss) per common share:

     Continuing operations                                $    (0.04)
                                                          ==========

     Discontinued operations                              $     --
                                                          ==========

     Net earnings (loss)                                  $    (0.04)
                                                          ==========

Diluted earnings (loss) per common share:

     Continuing operations                                $    (0.04)
                                                          ==========

     Discontinued operations                              $     --
                                                          ==========

     Net earnings (loss)                                  $    (0.04)
                                                          ==========



      See accompanying Notes to Consolidated Condensed Financial Statements

              GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (in millions)


ASSETS                                                   September 30, 1998    October 31, 1997
                                                          ---------------      ---------------
                                                                       (Unaudited)
Current Assets
  Cash and cash equivalents                               $          23.7      $          14.9
  Notes and accounts receivable
    Public                                                          153.7                 92.7
    Unconsolidated affiliates                                         0.2                  5.1
                                                          ---------------      ---------------
                                                                    153.9                 97.8
    Less allowance for doubtful accounts                              7.2                  3.2
                                                          ---------------      ---------------
                                                                    146.7                 94.6
  Inventories
    Finished products and work in process                            92.6                 36.7
    Raw materials and supplies                                       78.1                 40.3
                                                          ---------------      ---------------
                                                                    170.7                 77.0
                                                          ---------------      ---------------

  Deferred income taxes                                              44.3                 56.1
  Assets held for sale                                                7.3                 66.2
  Asbestos insurance recoveries receivable                          112.6                 65.1
  Prepaid expenses                                                    7.8                  3.6
                                                          ---------------      ---------------

                    Total Current Assets                            513.1                377.5


Investments in unconsolidated affiliates                              4.3                  5.1

Noncurrent deferred income taxes                                     36.4                 28.7

Goodwill  - net                                                      62.8                 56.3

Noncurrent asbestos insurance receivable                            208.4                 51.3

Other assets                                                         63.4                 39.0

Property, plant and equipment - at cost
  Land, land improvements and mineral deposits                       50.4                 33.3
  Buildings                                                         126.8                 74.4
  Machinery and equipment                                           464.2                317.3
                                                          ---------------      ---------------
                                                                    641.4                425.0
Less accumulated depreciation, depletion and amortization           220.8                201.0
                                                          ---------------      ---------------
    Total properties - net                                          420.6                224.0
                                                          ---------------      ---------------

                    Total assets                          $       1,309.0      $         781.9
                                                          ===============      ===============


      See accompanying Notes to Consolidated Condensed Financial Statements

              GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (in millions)


LIABILITIES AND SHAREHOLDERS' EQUITY                             September 30, 1998   October 31, 1997
------------------------------------                             ------------------   ----------------
                                                                             (Unaudited)
Current Liabilities
  Accounts payable                                                  $       60.3       $       42.6
  Notes payable and current portion of long-term debt                       15.4               47.2
  Advances from customers on contracts                                       1.7                5.0
  Accrued compensation and benefits                                         21.5               21.6
  Insurance reserves                                                        14.1               10.6
  Income taxes currently payable                                            10.7                9.0
  Current deferred income taxes                                             15.3               14.1
  Asbestos related liabilites                                               98.8               56.9
  Other accrued liabilities                                                 67.4               13.3
                                                                    ------------       ------------
                    Total Current Liabilities                              305.2              220.3


Long-term debt                                                             355.7              151.8

Pension plans and other retiree benefits                                    66.5               47.6

Noncurrent deferred income taxes                                            51.4               17.0

Noncurrent asbestos related liabilities                                    208.9               56.8

Other liabilities                                                           15.8                4.3


Shareholders' equity
  Common stock                                                               6.8                6.8
  Capital in excess of par value                                           381.5              382.1
  Retained earnings                                                         53.7               25.5
  Cumulative translation adjustment                                        (57.2)             (50.3)
  Treasury stock, at cost                                                  (73.7)             (73.7)
  Other                                                                     (5.6)              (6.3)
                                                                    ------------       ------------
                    Total Shareholders' Equity                             305.5              284.1
                                                                    ------------       ------------

                    Total Liabilities and Shareholders' Equity      $    1,309.0       $      781.9
                                                                    ============       ============


      See accompanying Notes to Consolidated Condensed Financial Statements

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in millions)


                                                                                     Nine months ended
                                                                                September 30,       July 31,
                                                                                ----------------------------
                                                                                     1998            1997
                                                                                ------------    ------------
                                                                                         (Unaudited)
Cash flows from operating activities
   Net earnings (loss)                                                          $       35.7    $      (15.6)

   Adjustments to reconcile net earnings to cash flow
      Depreciation, depletion and amortization                                          21.9            16.8
      Equity in loss of unconsolidated affiliate                                         1.2
      Gain on sale of discontinued operations                                         (126.3)
      Restructuring charges and asset impairments                                       59.5
      Special charges                                                                                   43.5
   Changes in assets and liabilities net of effects of
    acquisitions and divestitures:
      Increase in assets held for sale                                                  (2.6)           (5.7)
      Decrease in receivables                                                           19.7            13.1
      Increase in inventories                                                          (18.7)           (5.6)
      Increase in asbestos insurance recoveries receivable                             (16.2)           (5.9)
      Decrease in accrued compensation                                                  (7.3)          (10.8)
      Decrease in accounts payable and accrued liabilities                             (16.9)          (16.1)
      Increase in advances from customers                                                0.7             1.5
      Decrease in income taxes payable                                                 (18.5)           (3.7)
      Other - net                                                                        4.8            (6.1)
                                                                                ------------    ------------
         Net cash (used) provided by operating activities                              (63.0)            5.4
                                                                                ------------    ------------

Cash flows from investing activities
   Proceeds from sale of discontinued operations                                       229.5
   Business acquisitions                                                              (203.2)          (12.8)
   Business disposals                                                                                    1.7
   Proceeds from sale of interest in joint venture                                                      15.9
   Capital expenditures                                                                (46.1)          (47.6)
                                                                                ------------    ------------
      Net cash used by investing activities                                            (19.8)          (42.8)
                                                                                ------------    ------------

Cash flows from financing activities
   Proceeds from borrowings                                                            245.3            41.8
   Reduction of debt                                                                  (156.0)           (1.4)
   Options exercised under employee benefit plans                                        1.8             1.1
   Purchase of common shares                                                            (0.3)           (6.7)
                                                                                ------------    ------------
      Net cash provided by financing activities                                         90.8            34.8
                                                                                ------------    ------------
Effect of translation adjustments on cash                                               (0.2)           (0.1)
                                                                                ------------    ------------

Net increase (decrease) in cash and cash equivalents                                     7.8            (2.7)

Cash and cash equivalents, beginning of period                                          15.9            11.5
                                                                                ------------    ------------
Cash and cash equivalents, end of period                                                23.7             8.8
                                                                                ============    ============


    See accompanying Notes to Consolidated Condensed Financial Statements.

             GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE A - INTRODUCTION AND BASIS OF PRESENTATION

The accompanying consolidated condensed interim financial statements include the accounts of Global Industrial Technologies, Inc. together with its subsidiaries and unconsolidated joint ventures (collectively referred to herein as the "Company"). The Company conducts its business in five segments: Refractory Products, Industrial Lime, Minerals, Specialty Equipment Products and Forged Products.

As more fully discussed in Note C below, the Company completed its acquisition of A.P. Green Industries, Inc. during the third quarter of 1998, and its results of operations have been consolidated with those of the Company effective July 1, 1998.

The Consolidated Financial Statements, and the notes thereto, have been restated to reflect the Company's Industrial Tool business segment that was sold on March 12, 1998 as a discontinued operation. Certain prior year amounts have also been restated to conform to the current year presentation. See Note B - "Discontinued Operations" for more information.

On July 30, 1998, the Company's Board of Directors voted to change the Company's annual fiscal accounting period from October 31, 1997 to December 31, 1997. Accordingly, the accompanying consolidated condensed financial statements present the three and nine month periods ended September 30, 1998. The comparative periods under the old fiscal year presented herein are the three and nine month periods ended July 31, 1997.


NOTE B - DISCONTINUED OPERATIONS

On March 12, 1998, the Company sold the Industrial Tool segment, including the common stock of INTOOL, Incorporated (the U.S. subsidiary operating in this segment) and the assets of Industrial Tool operations in Canada, Mexico, the Netherlands and Germany, for cash consideration of $229.2 million, including certain postclosing adjustments. The Industrial Tool segment manufactures and sells a product line of high-quality pneumatic and electric tools for industrial applications, including assembly and material removal. Revenues of the Industrial Tool segment were $24.3 million for the period from January 1, 1998 to March 12, 1998 and $28.7 million and $80.6 million for the three and nine month periods ended July 31, 1997, respectively.

In connection with the sale of the Industrial Tool segment, the Company retained certain pension and postretirement benefits. The Company also retained liability for certain legal claims, primarily for known claims of alleged hearing loss and other injuries associated with the use of the Company's products, and for one-half of any such additional claims made during the five-year period following the closing date. See description of these claims in Note H to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the "old" fiscal year ended October 31, 1997.

             GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


The assets and liabilities of the Industrial Tool segment have been netted and presented in the current asset section as a single line item titled "Assets Held for Sale" in the accompanying Consolidated Condensed Balance Sheet at October 31, 1997. A summary of these amounts is as follows:



                                                             October 31, 1997
                                                           ---------------------
Assets
Notes and accounts receivable-public                                     $21.1
Inventories                                                               23.7
Goodwill-net                                                              24.1
Other assets                                                               3.4
Net property, plant and equipment                                         19.0
                                                                         -----
          Total Assets                                                    91.3
                                                                         =====
Liabilities
Accounts payable                                                           3.7
Income taxes payable                                                       4.6
Other accrued liabilities                                                  9.0
Pension plans and other retiree benefits                                   7.8
                                                                         -----
          Total Liabilities                                               25.1
                                                                         =====
          Net Assets Held for Sale                                       $66.2
                                                                         =====

             GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE C - ACQUISITION OF A.P. GREEN INDUSTRIES, INC.

As discussed in its filings on Form 8-K and Form 8-K/A, filed with the Securities and Exchange Commission on July 9, 1998, and September 14, 1998, respectively, Global Industrial Technologies, Inc. and its wholly owned subsidiary, BGN Acquisition Corp. (collectively referred to herein as the "Company") acquired all of the outstanding shares of common stock of A.P. Green Industries, Inc. ("Green") effective July 1, 1998. The purchase was effected through a public tender offer for Green's outstanding common stock at an offering price of $22.00 per share and resulted in a total net cash purchase price of approximately $203 million (net of $2.4 million in cash acquired), including approximately $28 million in other direct transaction costs such as severance and other change-in-control benefits, and accounting, legal and investment banking fees. The purchase price was funded through cash on hand, issuance of the Senior Notes (as defined in Note J - INDEBTEDNESS), and unused lines of credit. The Company has accounted for the acquisition as a purchase, and, accordingly, the results of operations of Green have been consolidated with those of the Company as of July 1, 1998.

Green, together with its subsidiaries, conducts its business primarily in two business segments, Refractory Products and Industrial Lime.

The net purchase price has been preliminarily allocated to the assets and liabilities of Green based on their estimated respective fair market values at the acquisition date. Fair market value of the acquired property, plant and equipment and net pension assets was determined by independent third parties. The excess of purchase price over the fair market value of net assets acquired was assigned to goodwill, and is being amortized on a straight-line basis over 40 years. The resulting goodwill, along with related amortization, has been allocated entirely to the Industrial Lime segment, based on an assessment of fair market value of Green's individual business units. The net purchase price has been preliminarily allocated as follows (in millions):


Accounts receivable                                         $    54.0
Inventory                                                        67.0
Other current assets (including asbestos recoveries)             55.0
Property, plant and equipment                                   163.5
Projected insurance recovery on asbestos claims                 164.2
Goodwill                                                         28.0
Other non-current assets                                         28.5
                                                          -----------
  Total assets (excluding cash acquired)                        560.2
                                                          -----------

Accounts payable and accrued expenses                            45.9
Other current liabilities (including asbestos claims)            52.6
Projected asbestos claims                                       164.2
Other non-current liabilities                                    94.3
                                                          -----------
  Total liabilities                                             357.0
                                                          -----------

Net cash purchase price                                     $   203.2
                                                          ===========

             GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


The allocated purchase price includes a current liability of approximately $16.0 million, which represents the Company's estimate of direct expenditures to be incurred in connection with the consolidation and integration of certain Green corporate functions and manufacturing facilities. Management's plans encompass the elimination of certain historical expenses of Green and the Company, particularly salary, benefits and various other associated direct overhead costs related primarily to the manufacturing, executive, legal, accounting, tax, engineering, sales and marketing functions. Such costs reflect the actual or planned closure and/or sale of seven of Green's manufacturing facilities and the termination of approximately 334 employees. The reserve includes charges for severance, employee relocation costs, and other employee termination payments; site restoration and other environmental exit costs; various contract termination costs; and other costs directly associated with the consolidation and integration activities. As of September 30, 1998, approximately $1.3 million had been paid and charged against the reserve (primarily representing severance benefits). The liability has been established in accordance with the provisions of the Emerging Issues Task Force Release #95-3 (EITF 95-3), "Recognition of Liabilities in Connection with a Purchase Business Combination," and contains estimates of costs under the current plan which, although continually being refined, is expected to be completed within one year of the acquisition date. The reserve discussed herein does not include those expenditures expected to result from reductions of the Company's own workforce and closing of duplicative Company facilities, as more fully described in NOTE
G - "Restructuring Charges" below.

The following summarized unaudited pro forma financial information for the nine month periods ended September 30, 1998 and July 31, 1997 assumes that the acquisition of Green occurred on November 1, 1996. The information reflects the historical results of operations of the Company for the nine month periods ended September 30, 1998 and July 31, 1997, respectively. The 1997 period of Green included herein reflects the nine month period ended September 30, 1997.

The summarized unaudited pro forma financial information reflects the historical financial statements of the Company and Green, and utilizes assumptions and adjustments similar to those described in the Notes to Unaudited Pro Forma Financial Information, as filed with the Securities and Exchange Commission on Form 8K/A on September 14, 1998. Such summarized unaudited pro forma financial information is shown for illustrative purposes only and is not necessarily indicative of the future financial position or future results of operations of the Company, or of the financial position or results of operations of the Company that would have actually occurred had the transaction been in effect as of the date or for the periods presented. Amounts are in millions, except per share figures.

             GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                                                         Nine Months Ended
                                          ---------------------------------------------
                                                    9/30/98             7/31/97
                                          ----------------------------------------------
Net sales                                          $  549.8            $  567.8
Loss from continuing operations*                      (43.0)              (17.4)
Loss per share:
 Basic*                                               (1.96)               (.77)
 Diluted*                                             (1.96)               (.77)

* Note, pro forma net income (including discontinued operations) has been omitted from this presentation since, in the opinion of management, its inclusion would be misleading. This is due to the fact that, but for the sale of the discontinued Industrial Tool operations, liquidity factors would most likely have prevented the Company's acquisition of Green.


NOTE D - INVENTORIES

The determination of inventory values and cost of sales under the LIFO method for interim financial results are based on management's estimates of expected year-end inventory levels and prices.


NOTE E - CHANGE IN ACCOUNTING PRINCIPLE

In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on financial reporting for start-up costs, including organization costs, and requires that such costs be expensed as incurred. SOP 98-5 is effective for all fiscal years beginning after December 15, 1998, with early adoption encouraged. With few exceptions, initial application of SOP 98-5 is to be reported as the cumulative effect of a change in accounting principle. During the third quarter of 1998, the Company elected to apply the provisions of this SOP, which has been applied to start up costs incurred in prior years. Accordingly, the $6.3 million cumulative effect on prior years (after reduction for income taxes of $2.1 million) has been included in net income of the Transition Period. This resulted in an adjustment to beginning retained earnings as of September 30, 1998, and will be reflected in net income of the Transition Period when those financial statements are subsequently presented in the Company's 1998 annual report on Form 10-K. The effect of the change (representing the charge

             GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


off of current period additions and the reversal of previously recorded amortization) on the nine month period ended September 30, 1998 was to decrease income from continuing operations by $404,000 ($.02 per share). The effect of the change was not material to the Company's consolidated results of operations for any individual period previously reported or contained herein.

             GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE F - IMPAIRMENT OF LONG-LIVED ASSETS (INCLUDING GOODWILL)

During the third quarter of 1998, the Company recognized a pre-tax impairment loss of $23.3 million reflecting management's estimates that actual operating cash flows will be insufficient to recover the carrying amount of certain long-lived assets (including goodwill). The loss, which is presented under the caption titled "Impairment of long-lived assets" on the accompanying consolidated condensed statements of operations, primarily represents an impairment of goodwill generated in the 1996 acquisition of Corrosion Technologies International, Inc. ("CTI") ($22.0 million) and the write down of the carrying amounts of various permanently idled machinery and equipment at the Company's Harbison-Walker Refractories division ($1.3 million).

Continued depressed copper, zinc and nickel prices, the apparent ongoing financial crisis in the Asia-Pacific region and additional market knowledge gained through CTI's alliance with Anticorrosivos Industriales Ltd. ("ANCOR") have caused the Company to reassess the carrying value of long lived assets (primarily goodwill) at CTI. Pursuant to SFAS #121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," the Company compared the sum of the estimated expected future cash flows (undiscounted and without interest) of CTI to the carrying amount of such assets (primarily goodwill), which was determined to be less. Accordingly, an impairment loss was recognized for the excess of the carrying amount of the impaired assets over their respective fair market values. Estimated fair market value was based on the expected future cash flows from the use of these assets, discounted at a rate commensurate with the risks involved. The impairment loss recognized was allocated entirely to goodwill, resulting in a remaining net carrying value of goodwill of approximately $14 million at September 30, 1998.

             GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE G - RESTRUCTURING CHARGES

During the two and three month periods ended June 30 and September 30, 1998, the Company recognized pre-tax charges of $.7 million and $34.8 million ($3.8 million of which has been recorded as a component of cost of sales, during the third quarter of 1998), respectively, to reorganize and restructure its current organization. The restructuring consisted primarily of three parts: (i) the merging and integration of operations of the Company and Green, (ii) the termination of a joint venture and (iii) charges pertaining to the consolidation and integration of CTI into Harbison-Walker Refractories Company.

Concurrent with the acquisition of Green, management initiated plans to consolidate and integrate the operations of both companies through workforce reductions and the closure of duplicative facilities. During the third quarter of 1998, the Company announced the closure of three former Harbison-Walker manufacturing facilities, including the termination of approximately 260 employees and, as a result, recorded a $21.1 million charge. Amounts contained within the restructuring include charges for severance (both statutory and contractual), pension plan curtailment losses and other employee termination payments ($7.0 million); adjustments to reflect affected property, plant and equipment at their estimated fair value (less costs to sell), and site restoration costs ($8.1 million); adjustments to reflect inventory of discontinued product lines at estimated net realizable value ($2.2 million, charged to cost of sales); and other estimated holding costs of vacated facilities and contract terminations ($3.8 million).

In addition, during the third quarter, the Company decided to terminate a 50% owned joint venture and is in the process of closing Harbison-Walkers' Eufala, Alabama facility, which housed its operations. The venture had produced calcium aluminates (as slag conditioners for the steel industry) and lightweight refractory grains, which were not sufficiently accepted by potential customers, one of whom, for other reasons, cancelled a significant amount of outstanding orders. As a result, an $11.5 million charge was recorded during the third quarter of 1998, which included the write down of the Company's investment in, and net receivable from, the joint venture ($7.1 million); severance, pension plan curtailment loss and other payments resulting from the termination of approximately 25 employees ($0.9 million); write down of Company-owned property, plant and equipment utilized solely by the joint venture to their estimated fair values (less costs to sell), and site restoration costs ($1.2 million); adjustments to reflect Company-owned inventory of discontinued product lines at estimated net realizable value ($1.6 million, charged to cost of sales); and various other exit costs, including contract termination penalties ($0.7 million).

Management has also finalized plans to consolidate the manufacturing and administrative functions of CTI with those of Harbison-Walker. The move is being made in an effort to reduce costs and improve productivity and asset utilization by eliminating duplicative functions and taking advantage of existing facilities' excess capacity. Consequently, the Company recognized

             GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


a charge of $2.9 million during the nine month period ended September 30, 1998, $2.2 million of which was recorded during the third quarter; the remaining $0.7 million had been charged to earnings during the two month period ended June 30, 1998. The charge consisted primarily of employee severance and contract termination costs.

The aforementioned charges are reflected in the accompanying consolidated condensed statement of operations under the caption "Restructuring Charges," with the exception of $3.8 million of inventory write-downs, which are included in cost of sales. Approximately $19.6 million of the charge has been recorded as a reduction in the carrying value of the respective assets, $3.0 million has been recorded as an increase to long-term pension liabilities, and $12.1 million (net of approximately $0.8 million in payments, as of September 30, 1998), representing other future cash expenditures, is reflected as an other current liability in the accompanying consolidated condensed balance sheets. Management expects to complete all parts of the restructuring plans by the end of the third quarter of 1999, with the majority of cash expenditures to occur during the fourth quarter of 1998 and first quarter of 1999. Given the nature of the costs reflected herein, increases or decreases may be necessary throughout the tenure of the Company's restructuring plans. Any such changes will be reflected in the statement of operations as incurred, and classified in the manner discussed above.

The Company is also estimating that approximately $8.2 million of additional cash expenditures associated with these restructurings will be incurred, primarily in the fourth quarter of 1998. These incremental costs will benefit future operations and, therefore, do not qualify for accrual at September 30, 1998. Approximately $3.7 million (pre-tax) will be charged to earnings as incurred, with the remainder recorded as an increase to property, plant and equipment. These additional costs consist primarily of equipment repairs, and removal, transportation and re-installation and other capital expenditures associated with relocating machinery and equipment to continuing manufacturing facilities.


NOTE H - CONTINGENCIES

Products Liability Claims

The Company is one of several defendants in lawsuits pending in state courts in Mississippi, Texas, West Virginia, and Connecticut in which the plaintiffs allege that they incurred hearing losses and other injuries due to their operation of pneumatic and electrical hand tools manufactured by the defendants and used at job sites controlled by customers of the defendants (Tool Claims). Approximately 3,600 of these plaintiffs allege that they incurred hearing losses and 1,800 allege carpal tunnel syndrome and vibration injury. In June and October 1998, the hearing loss and carpal tunnel claims of approximately 5,150 of these plaintiffs were settled for amounts not in excess of recorded reserves. Upon implementation of the agreement relating to these settlements, 5,150 of the pending Tool Claims in Connecticut and Mississippi will be dismissed, leaving approximately 250 unresolved claims.

A.P. Green Industries, Inc. and Harbison-Walker Refractories Company, both wholly-owned subsidiaries of the Company (Green and H-W), once manufactured and sold certain types of refractory products that contained small quantities of asbestos fiber. They are among numerous companies named as defendants in lawsuits in which the plaintiffs, most of whom worked for customers of the defendants, allege injuries due to exposure to asbestos-containing products (Asbestos Claims). At September 30, 1998, there were approximately 87,450 unresolved Asbestos Claims pending against Green (Green Claims) and 42,000 against H-W (H-W Claims), and approximately 4,000 Green Claims and 58,500 H-W Claims that were subject to settlement agreements.

The Company has recorded an accrual of approximately $307.7 million for Asbestos Claims pending as of September 30, 1998, of which $184.5 million relates to Green Claims and $123.2 million to H-W Claims, and separately recorded an asset of $321.0 million, of which $184.5 million relates to Green Claims and $136.5 million to H-W Claims, which is the portion of such accrual that is expected to be recovered over time from insurance. The accrued liability represents an estimate of the probable fees, expenses and liability of Green and H-W for all pending Asbestos Claims, both resolved and unresolved.

Green is a member of the Center for Claims Resolution (the Center), an organization of twenty companies (Members) who were formerly distributors or manufacturers of asbestos-containing products. The Center administers, evaluates, settles, pays and defends all of the asbestos-related personal injury lawsuits involving its Members. Under the terms of the Center Agreement, each Member's portion of the liability payments and defense costs incurred on behalf of the Members by the Center are based upon, among other things, the number of claims brought against it and the occupations of the claimants.

Certain insurance policies issued to Green prior to its acquisition by the Company provide coverage for a portion of amounts paid to defend and settle Asbestos Claims against Green. The extent and timing of reimbursement under such insurance policies are and will be dependent upon such factors as: the existence and terms of agreements regarding apportionment among the insurers of payments in respect to Asbestos Claims; solvency of the insurers; and policy limits for individual years of coverage and exhaustion thereof by Asbestos Claims against Green and The E.J Bartells Company, a former subsidiary of Green. The issuers of these policies historically have paid approximately 100 percent of the fees, expenses and indemnity payments incurred by Green for Asbestos Claims.

Estimated fees, expenses and liability for HW Claims are based upon: the number of pending H-W Claims; the historical percentage of H-W Claims dismissed; H-W's historical average settlement payment per undismissed claim; the projected aging of H-W Claims; and the average monthly defense cost per unresolved claim. The partially offsetting asset reflects management's belief that such amount is recoverable under such policies in respect of the accrued H-W liability. H-W has reached an agreement in principle with insurers that issued approximately 60 percent of the excess coverage for H-W Claims regarding, among other matters, events which trigger such coverage, allocation of payments for indemnity and defense among the parties, and retroactive application of such understandings to past payments by H-W. H-W is also negotiating similar arrangements with other issuers of its applicable excess coverage. Assuming definitive agreements with all such carriers are satisfactorily concluded, and in view of the generally favorable case law, management believes that H-W will be reimbursed in the future for a significantly greater percentage of the indemnity payments and defense costs for such claims than it has received in the past.

There can be no certainty that the recorded H-W and Green insurance assets will be fully recovered or that Green or H-W may not ultimately incur a loss as a result of pending Asbestos Claims in excess of such accrual. However, management believes that additional expenses, if any, related to H-W Claims would not have a material effect upon the consolidated financial position or liquidity of the Company and, based upon the experience of Green prior to its acquisition by the Company, anticipates that Green's insurance carriers will make substantially all required payments for Green Claims. Management periodically reviews its estimate of pending Asbestos Claims liability as well as its evaluation of available insurance and makes such adjustments in the accruals as may be appropriate. Such adjustments could affect earnings in a future period.

The Company cannot reasonably estimate the legal liability of H-W or Green for unasserted Asbestos Claims, the cost to defend such claims, or the amounts H-W and Green may pay to settle future Asbestos Claims or as a result of adverse judgments. Primarily, this is because the potential number of unasserted Asbestos Claims and when they might be asserted cannot reasonably be predicted. Over time, however, the number is expected to be substantial. The uncertainties which impair management's ability to estimate the expense of future Asbestos Claims include: the types and severity of asbestos-related illnesses experienced by future claimants; evidence of their exposure to specific products made by Green or H-W; evidence of their exposure to asbestos-containing products made or sold by third parties; evidence of other possible causes, or contributing causes, of the claimants' illnesses; their earnings; changes by the Center in the apportionment among Members of liability for claims; jurisdiction of suit; enactment of tort reform legislation and its application to such claims; and whether suits are handled by the courts individually or on a consolidated basis.

In view of the number of pending Tool Claims and Asbestos Claims, management recognizes the possibility that multiple adverse judgments, particularly if they involve awards of punitive damages, could have a material effect upon the Company's earnings. However, based upon its review of pending H-W Claims and Tool Claims, the current reserves thereon, information provided by the Center with respect to pending Green Claims, an evaluation of the rights of H-W and Green with respect to applicable products liability insurance, its understanding of the terms and conditions of such insurance and discussions with insurers and their representatives, its experience to date with such litigation, and consultation with counsel, the Company believes that pending Asbestos Claims and Tool Claims will not be material either to the financial condition of the Company or to its liquidity.

In addition to asbestos-related personal injury claims asserted against Green, a number of claims have been asserted against Bigelow-Liptak Corporation (now known as A.P. Green Services, Inc.), a subsidiary of Green. These claims have been and are currently being defended by several of such subsidiary's insurance carriers. On January 29, 1998, Great American Insurance Company and American National Fire Insurance Company, two of such carriers, filed a lawsuit in the United States District Court for the Southern District of Ohio against certain of such subsidiary's other insurance carriers and such subsidiary seeking (1) a determination of the rights and obligations of all of the parties under such policies, and (2) contribution for amounts of indemnity costs previously paid. While it is not possible to predict the outcome of such suit, management believes that such subsidiary will prevail in its position that all of such carriers are obligated to pay (subject to applicable policy limits) liabilities arising out of asbestos personal injury claims on behalf of the insured.

Asbestos Related Property Damage Claims

Green is also among numerous defendants in a property damage class action suit pending in South Carolina. Green previously has been dismissed from a number of property damage cases and believes that it should be dismissed from the South Carolina case based on the end uses of its products. A similar suit pending in the State of Oregon involves a former wholly owned subsidiary of Green and is being defended by Green's insurance carrier. Based upon Green's history in these asbestos-related property damage claims, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

Other Claims

On March 6, 1998, a class action lawsuit was filed in the Court of Chancery in the State of Delaware by a former shareholder of Green seeking to enjoin the tender offer by the Company and BGN Acquisition Corp., a subsidiary of the Company, to purchase all outstanding shares of Green common stock. In settlement of the litigation, which settlement is still subject to court approval, Green supplemented its disclosure to shareholders prior to the shareholder vote on the tender offer. In connection with the settlement, plaintiff's counsel intends to apply to the court for an award of attorneys fees and expenses in an amount not to exceed $180,000, which amount Green has agreed to pay.

On October 7, 1998, class action lawsuits were filed in the Court of Chancery in the State Court of Delaware by two plaintiffs alleging that the Board of Directors of the Company breached their fiduciary duties to the shareholders by adopting an amendment to the Company's Rights Agreement reducing the threshold for exercise of the rights created thereby to the acquisition of 10% or more of the Company's Common Stock. Pursuant to its Restated Certificate of Incorporation, the Company has assumed the defense of such claims which, in the opinion of management, are without merit under Delaware law.

On October 1, 1998, Curragh Queensland Mining (Pty) Ltd. filed an action in Denver District Court of the State of Colorado alleging that a dragline sold to it by Dresser Industries, Inc. (Dresser) in 1990, which the plaintiff has used in its surface mining operations in Australia, failed to meet certain performance specifications in the contract relating to the sale of the dragline. Pursuant to the agreement between Dresser and Harbison-Walker Refractories Company, which previously had been named INDRESCO, Inc., the Company's predecessor, relating to the public distribution by Dresser of the shares of INDRESCO, Inc., H-W may be required to indemnify Dresser for certain claims such as those asserted by the plaintiff. Although management is unable to predict the outcome of this lawsuit, it believes that legal and contractual defenses available to H-W may preclude any recovery by the plaintiff and that any settlement or judgment which the plaintiff may recover is adequately reserved by the Company and, in any event, such recovery would not have a material effect upon the consolidated financial position or liquidity of the Company.

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

Environmental Claims

The EPA or other private parties have named Green or one of its subsidiaries as a potentially responsible party in connection with two superfund sites in the United States. Green is a de minimis party with respect to one of the sites and expects to arrive at a settlement agreement and consent decree with respect to it for an amount which is not expected to be material. With respect to the second, involving a wholly owned subsidiary of Green, there does not appear to be any evidence of delivery to the site of hazardous material by the subsidiary. An estimate has been made of the costs to be incurred by Green in these matters and the Company has recorded a reserve reflecting those costs.

For additional information regarding contingencies, see NOTE H to Consolidated Financial Statements contained in the Company's annual report on Form 10-K for the year ended October 31, 1997, NOTE 18 to Consolidated Financial Statements contained in Green's annual report on Form 10-K for the year ended December 31, 1997, and NOTE 5 to Consolidated Financial Statements contained in Green's quarterly report on Form 10-Q for the quarter ended March 31, 1998.

             GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE I  - COMPREHENSIVE INCOME

In June 1997, Statement of Financial Accounting Standards No. 130 - "Comprehensive Income," ("SFAS 130"), was issued. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income, as defined by SFAS 130, is the change in equity (net assets) of a business enterprise during a period, from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of comprehensive income (loss) for the Company include net income
(loss), and changes in the cumulative translation and minimum pension liability adjustments. Total comprehensive income (loss) for the three and nine month periods ended September 30, 1998 and July 31, 1997; and the two month period ended June 30, 1998 was (in millions) ($56.1), $29.7, ($16.8), ($13.0) and
($3.2), respectively.


NOTE J - INDEBTEDNESS

On June 30, 1998, an agreement was entered into whereby the Company issued $75 million in senior notes to the Prudential Insurance Company of America ("Prudential"), in a private placement offering (the "Senior Notes"). The Senior Notes are exempt from registration pursuant to Rule 144A of the Securities Act of 1933 and, as such, carry certain restrictions regarding their resale. The Senior Notes are unsecured and bear interest at a rate of 6.83% per annum. As per the first amendment to the Senior Note agreement, interest only is payable quarterly, in March, June, September and December of each year, with the entire principal balance due on June 30, 2008. The Senior Notes contain certain affirmative and negative covenants which, among other matters, require compliance with various financial ratios and thresholds including, but not limited to, minimum consolidated tangible net worth, maximum debt to capitalization and debt to consolidated tangible net worth. As more fully discussed in NOTE O -SUBSEQUENT EVENTS below, in connection with obtaining additional borrowings in October 1998, the Senior Note agreements (as well as the Company's other note agreements in which Prudential acts as the lead lender) were

             GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


amended to include provisions whereby an event of default under the Company's other debt agreements may also constitute an event of default under the Senior Note agreements. The Company utilized proceeds from the Senior Notes primarily to finance its cash tender offer for the common stock of A.P Green Industries, Inc.

On August 31, 1998, the Company entered into a senior revolving credit facility ("Credit Facility") with a syndicate of banks. The Credit Facility is unsecured, provides for an aggregate borrowing limit of $215 million (of which approximately $185 million had been drawn as of September 30, 1998), and matures three years from the date of execution of the agreement, extendible annually for an additional year with unanimous bank group consent. The Company has the option of borrowing under either the United States prime rate (currently at 8.0%) or a formula-driven rate based on the London Interbank Offered Rate ("LIBOR"). If the LIBOR-based option is selected, the applicable interest rate will vary between LIBOR plus 1.00% and 2.00% per annum, depending on the Company's ratio of Funded Debt to EBITDA (as defined in the applicable agreement). Additionally, the Company must pay a commitment fee on the unused portion of the Facility, which will also fluctuate, between .25% and .50% per annum, depending on the Company's ratio of Funded Debt to EBITDA. Interest and the commitment fees are both payable in arrears. Interest is due either monthly or quarterly depending on the type of funding selected, and the commitment fee is due quarterly. The Credit Facility contains certain affirmative and negative covenants which, among other matters, require compliance with various financial ratios and thresholds including, but not limited to, minimum interest coverage ratio, maximum funded debt to EBITDA and minimum consolidated net worth, as well as certain limitations on liens, dividends, indebtedness, acquisitions, capital expenditures and asset dispositions. The Company utilized the Credit Facility to refinance certain of its existing indebtedness and for general corporate purposes. As of November 13, 1998, the lead bank in the facility had not yet completed a secondary market participation of $25 million of its commitment under the Credit Facility. Pursuant to an underwriting agreement with that bank, the terms of the Credit Facility may be modified in connection with this secondary offering.


NOTE K - INTEREST RATE SWAPS

In September 1998, the Company entered into two interest rate swap contracts with separate banks, the objective of which was to convert a portion of its variable interest rate debt to fixed rate. These contracts have a total notional principal amount of $75 million and mature in approximately three years. The terms of the swaps provide for the Company to pay a fixed amount quarterly, based on an annual weighted average interest rate of approximately 5.20%. In exchange, the Company will receive a variable amount based on LIBOR, as reset quarterly. The Company has designated these contracts as hedges of $75 million in variable rate debt currently outstanding under its Credit Facility, which has been drawn under the LIBOR-based borrowing option. Accordingly, gains and losses realized under the swap agreements will increase or reduce interest expense recorded under the Credit Facility. These contracts did not have a material impact on the Company's results of operations for the three or nine month periods ended September 30, 1998. Fair market value of the

             GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


contracts, as obtained from the respective banks, was approximately ($1.0 million) at September 30, 1998.


NOTE L - EARNINGS PER SHARE

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

Outstanding options and deferred compensation units to purchase approximately (in milions) 2.5, 2.3 and 1.6 shares were excluded from the two months ended June 30, 1998 and the three and nine months ended September 30, 1998 and July 31, 1997 respective diluted earnings per share calculations as their inclusion would be anti-dilutive due to the loss from continuing operations incurred for those periods.

Weighted average common shares outstanding were (in millions) 22.0, 22.0, 22.4,
22.6 and 22.0 for the three and nine month periods ended September 30, 1998, and July 31, 1997 and the two month period ended June 30, 1998, respectively.

NOTE M - STOCK OPTIONS

In September 1998, options to purchase 946,437 shares of Company common stock were granted under the Company's 1992 Stock Compensation Plan, and previously issued options to purchase 1,132,610 shares of common stock were cancelled. The cancelled options provided for exercise prices ranging from $11.00 to $20.00 per share. The new option grants, which were subject to employees' agreement to cancel their previously awarded options, expire ten years after the grant date, carry an exercise price of $6.91 per share (equal to the closing market price on September 18, 1998; the grant date) and fully vest on either the first or fifth anniversary of the grant date, unless otherwise accelerated. Under the terms of the option agreements, up to 50% of an employee's options will become fully vested at such time as the average closing price of the Company's common stock equals or exceeds $10.36 per share for any 21 consecutive trading day period, and another 50% will become fully vested upon the attainment of at least a $13.81 average closing price for any period of equal length. In the event of a change in control of the Company, the options will automatically become fully vested. The Company accounts for stock option grants under the provisions of Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees," and, accordingly, no compensation expense will be recognized, since the options had no intrinsic value on the date of grant.

             GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE N - NEW ACCOUNTING PRONOUNCEMENTS

Investor's Accounting for an Investee When the Investor Owns a Majority of the Voting Stock but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights

In July 1997, the Emerging Issues Task Force Release No. 96-16, "Investor's Accounting for an Investee When the Investor Owns a Majority of the Voting Stock but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights" (EITF 96-16), was issued. The issues are centered around whether various minority rights held by a minority shareholder (in a partnership, joint venture, limited liability corporation, etc.) overcome the presumption that all majority-owned investees should be consolidated. The EITF concluded that if the minority rights, individually or in the aggregate, provide for the minority shareholder to effectively participate in significant decisions that would be expected in the "ordinary course of business," consolidation may not be appropriate. The application of EITF 96-16 is required for all fiscal years ending after December 15, 1998, with earlier adoption encouraged. Any resulting income statement effect on prior years, if material, may be classified as the cumulative effect of a change in accounting principle. The Company plans to adopt the provisions of this statement in the fourth quarter of 1998, although its effects have not yet been determined. Management believes that its effects will not be material, however, based on the historical results of operations of its consolidated entities that are less than 100% Company-owned.

Disclosures about Segments of an Enterprise and Related Information

In June 1997, Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented - but not for interim periods in the initial year of adoption. The Company believes that the provisions called for by this statement have, for the most part, already been applied in its historical financial statements, which were prepared pursuant to SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The Company will adopt the provisions of this statement in the fourth quarter of fiscal 1998, which will not impact its results of operations or financial position.

             GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Employers' Disclosures about Pension and Other Postretirement Benefits

In February 1998, Statement of Financial Accounting Standards No. 132 (SFAS
132), "Employers' Disclosures about Pension and Other Postretirement Benefits," was issued. SFAS 132 revises employers' disclosures of pensions and other postretirement benefits, requires additional information on changes in benefit obligations and fair value of plan assets and eliminates certain disclosures. SFAS 132 is effective for the year ending December 31, 1998, and requires restatement of disclosures for earlier periods. The adoption of this statement will not have an impact on the results of operations or financial position of the Company.

Accounting for Derivative Instruments and Hedging Activities

In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair market value. The recording of the offsetting debits or credits is dependent upon the purpose for which the derivative instrument was entered into. In cases where specified conditions are met, the Statement permits "hedge" accounting in which gains and losses on the derivative hedging instrument are matched with offsetting losses and gains on the underlying item that is being hedged. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Earlier application of most of this statement's provisions is encouraged, but is only permitted as of the beginning of any fiscal quarter that begins after June 15, 1998. No decision has been made as to when the Company will adopt this statement. Currently, management does not anticipate that its adoption will have a material impact on the results of operations, financial position, liquidity or compliance with covenants contained in the Company's debt agreements since, historically, its use of derivative instruments has been minimal. However, risk management policies and procedures are continually being refined and the Company may, from time to time, increase its use of such instruments in order to mitigate potential risks resulting from foreign currency exchange, commodity price and interest rate fluctuations.


NOTE O - SUBSEQUENT EVENTS

Indebtedness

On October 2, 1998, an agreement was entered into whereby the Company issued $25 million in senior notes to the Prudential Insurance Company of America in a private placement offering (the "New Senior Notes"). The New Senior Notes are exempt from registration pursuant to Rule 144A of the Securities Act of 1933 and, as such, carry certain restrictions regarding their resale.

             GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


The New Senior Notes are unsecured and bear interest at a rate of 7.05% per annum. Interest is payable quarterly, in January, April, July and October of each year, with the principal balance due in equal annual installments of $5 million, beginning on October 2, 2006 and ending on October 2, 2009. The New Senior Notes may be prepaid in whole or in part at any time, although a premium may apply if this option is elected. The New Senior Notes contain certain affirmative and negative covenants which, among other matters, require compliance with various financial ratios and thresholds relating, but not limited to, minimum consolidated tangible net worth and maximum debt to total capitalization. The agreement also includes provisions whereby an event of default under the Company's other debt agreements may also constitute an event of default under the New Senior Note agreement. The Company utilized proceeds from the New Senior Notes for general corporate purposes.

Preferred Stock Purchase Rights

On October 5, 1998, the Company signed the third amendment to its Preferred Stock Purchase Rights Agreement, dated October 31, 1995 (the "Rights Agreement"), the result of which was to lower the common stock Beneficial Ownership (as defined in the Rights Agreement) threshold, which triggers the Right's exercisability. Under the amended Rights Agreement, the Rights will generally not be exercisable until after 10 days (or such time later as the Board of Directors may determine) from the earlier of a public announcement that a person or group has, without Board approval, acquired Beneficial Ownership of 10% or more of the Company's common stock or the commencement of, or public announcement of an intent to commence a tender or exchange offer which, if successful, would result in the offeror acquiring 30 percent or more of the Company's common stock. Beneficial Ownership by any person of 10% or more of the Company's common stock as of the close of business on October 5, 1998, will not, however, trigger the exercisability provisions of the Rights until such time thereafter as any such person shall become the Beneficial Owner (other than by means of a stock dividend or stock split) of an additional 100,000 shares of common stock.

             GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE P - INFORMATION BY INDUSTRY SEGMENT

Sales and operating profit results are presented below for the three and nine months ended September 30, 1998 and July 31, 1997.


                                                    Three Months Ended                 Nine Months Ended
                                          ----------------------------------------------------------------------
                                                 9/30/98           7/31/97           9/30/98            7/31/97
                                                 -------           -------           -------            -------
Sales and Operating Revenues:
Refractory Products                              $122.4            $  88.8           $ 297.9           $ 246.5
Minerals                                            9.3               12.3              31.2              39.0
Industrial Lime                                    13.0                  -              13.0                 -
Specialty Equipment Products                       13.5               18.6              39.4              50.5
Forged Products                                    14.1               12.1              41.7              39.6
Intersegment sales                                 (3.3)              (5.8)             (9.6)            (16.2)
                                                 ------            -------           -------           -------
  Total sales and operating revenues             $169.0            $ 126.0           $ 413.6           $ 359.4
                                                 ======            =======           =======           =======

Operating Profit(Loss):
Refractory Products                              $ (2.2)           $   8.9           $  14.3           $  22.3
Minerals                                           (0.4)               1.3              (0.4)              4.9
Industrial Lime                                     0.7                  -               0.7                 -
Specialty Equipment Products                       (0.1)              (1.2)             (0.7)              0.3
Forged Products                                    (3.2)               2.0              (4.2)              8.2
Partnership Operations                             (0.6)                 -              (1.2)                -
                                                 ------            -------           -------           -------
        Subtotal                                   (5.8)              11.0               8.5              35.7

General corporate expenses                        (11.2)              (6.5)            (24.9)            (19.1)
Special Charges                                                      (23.0)                              (43.5)
Restructuring Charges                             (31.0)                 -             (31.7)                -
Impairment of Long-Lived Assets                   (23.3)                 -             (23.3)                -
                                                 ------            -------           -------           -------
Loss before taxes                                $(71.3)           $ (18.5)          $ (71.4)          $ (26.9)
                                                 ======            =======           =======           =======
Depreciation & amortization
 included in operating earnings

Refractory Products                                $6.1            $   2.6           $  11.7           $   7.3
Minerals                                             .3                 .3               1.2               1.0
Industrial Lime                                     1.2                  -               1.2                 -
Specialty Equipment Products                         .8                 .3               1.9               1.2
Forged Products                                     1.4                1.3               4.5               2.9
                                                 ------            -------           -------           -------
                                                 $  9.8            $   4.5           $  20.5           $  12.4
                                                 ======            =======           =======           =======

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RECENT DEVELOPMENTS
-------------------

Change in fiscal year end

On July 30, 1998, the Board of Directors of Global Industrial Technologies, Inc. (the "Company") changed the Company's annual fiscal accounting period from October 31 to the twelve months ending December 31. Accordingly, under the new fiscal year calendar, the Company's quarters are each comprised of three calendar months ending March 31, June 30, September 30, and December 31. Formerly, the Company's fiscal quarters were each comprised of the three calendar months ending January 31, April 30, July 31 and October 31. In accordance with SEC rules and regulations, on September 14, 1998, the Company filed a report on Form 10-Q/T, presenting the results of operations for the two-month periods ended December 31, 1997 (the "Transition Period") and the comparative period ended December 31, 1996.


Acquisition of A.P. Green Industries, Inc.

As discussed in its filings on Form 8-K and Form 8-K/A, filed with the Securities and Exchange Commission on July 9, 1998 and September 14, 1998, respectively, Global Industrial Technologies, Inc. and its wholly owned subsidiary, BGN Acquisition Corp. (collectively referred to herein as the "Company") acquired all of the outstanding shares of common stock of A.P. Green Industries, Inc. ("Green") effective July 1, 1998. The purchase was effected through a public tender offer for Green's outstanding common stock at an offering price of $22.00 per share and resulted in a total net cash purchase price of approximately $203 million (net of $2.4 million in cash acquired), including approximately $28 million in other direct transaction costs such as severance and other change-in-control benefits, and accounting, legal and investment banking fees. The purchase price was funded through cash on hand, issuance of the Senior Notes (as defined in Note J - INDEBTEDNESS), and unused lines of credit. The Company has accounted for the acquisition as a purchase, and, accordingly, the results of operations of Green have been consolidated with those of the Company as of July 1, 1998.

Green, together with its subsidiaries, conducts its business primarily in two business segments, Refractory Products and Industrial Lime. Green operates a total of 22 plants in the United States, Canada, Mexico, the United Kingdom and Indonesia. As more fully discussed below, the Company is currently in the process of closing seven of Green's refractory-producing facilities as part of its integration plans.

The purchase of Green has allowed the Company to increase its share of sales to the iron and steel sector and, to a greater extent, other industrial markets for refractory products, and is expected to increase its gross margin on these sales as a result of various cost reductions. Although the Company believes this strategy will increase its penetration of the iron and steel sector, it also believes that it will be able to reduce its reliance on that sector. Supporting this point of view is the fact that, in 1997, iron and steel producers accounted for approximately 55% of Harbison-Walker's sales, whereas sales to this sector made up only 30% of Green's total refractory revenues over the same time period.

APG Lime Corp., a wholly-owned subsidiary of the Company ("APG Lime"), operates three plants, Kimballton, Virginia, Ripplemead, Virginia and New Braunfels, Texas, and is a 51% owner of Palmetto Lime LLC, which is constructing a lime processing facility in Charleston, South Carolina. The first two kilns at the Palmetto Lime plant are currently scheduled to be placed into service during the first quarter of 1999. APG Lime generally serves customers in the geographic region surrounding its plants. The industrial lime operations are involved in the mining and processing of limestone into lime for various industrial applications. Primary customer applications include steel and aluminum production, pulp and paper processing, soil stabilization for road construction, water and waste water treatment, masonry and various environmental applications. High calcium limestone, mined from Company-owned deposits, is processed into two basic end products quicklime, produced by heating crushed limestone in a rotary kiln, and hydrated lime, produced by adding water to quicklime through a controlled process. In addition, the industrial lime operations produce dolomitic quicklime from purchased limestone and Cal-Dol lime, a blended lime product.

The net purchase price for Green has been preliminarily allocated to the assets and liabilities of Green based on their estimated respective fair market values at the acquisition date. Fair market value of the acquired property, plants and equipment and net pension assets was determined by an independent third parties. The excess of purchase price over the fair market value of net assets acquired was assigned to goodwill, and is being amortized on a straight-line basis over 40 years. The resulting goodwill, along with related amortization, has been allocated entirely to the Industrial Lime segment, based on an assessment of fair market value of Green's individual business units. The net purchase price was allocated as outlined in Note C - ACQUISITION OF A.P. GREEN INDUSTRIES, INC. in the accompanying notes to consolidated condensed financial statements.

The allocated purchase price includes a current liability of approximately $16 million, which represents the Company's estimate of direct expenditures to be incurred in connection with the consolidation and integration of certain Green corporate functions and manufacturing facilities. Management's plans encompass the elimination of certain historical expenses of Green and the Company, particularly salary, benefits and various other associated direct overhead costs related primarily to the manufacturing, executive, legal, accounting, tax, engineering, sales and marketing functions. The Company expects these actions to enable it to achieve certain economies of scale in these areas, resulting in future cost savings. Such costs reflect the actual or planned closure and/or sale of seven of Green's manufacturing facilities and the termination of approximately 334 employees. The reserve includes charges for severance, employee relocation costs, and other employee termination payments; site restoration and other environmental exit costs; various contract termination costs; and other costs directly associated with the consolidation and integration activities. As of September 30, 1998, approximately $1.3 million had been paid and charged against the reserve. The liability has been established in accordance with the provisions of the Emerging Issues Task Force Release #95-3 (EITF 95-3), "Recognition of Liabilities in Connection with a Purchase Business Combination," and contains estimates of costs under the current plan which, although continually being refined, is expected to be completed within one year of the acquisition date. The reserve discussed herein does not include those expenditures expected to result from reductions of the Company's own workforce and closing of duplicative Company facilities, as more fully described below under the heading "Restructuring Charges."


RESULTS OF OPERATIONS
---------------------

Overall Summary

The Company reported net income of $35.7 million, or $1.62 per share and a net loss of ($15.6) million, or ($.69) per share for the nine month periods ended September 30, 1998 and July 31, 1997, respectively, and reported net losses of ($54.5) million, or ($2.47) per share and ($14.4) million, or ($.64) per share for the three month periods ended September 30, 1998 and July 31, 1997, respectively. The 1998 results reflect restructuring charges, an impairment of long-lived assets (primarily goodwill), and the adjustment of the effective tax rate for discontinued operations, offset by a gain on the sale of Industrial Tool. The 1998 results of operations also include three months of operating results of A.P. Green Industries, Inc. and nine months of operating results of Magnesitwerk Aken Gmbh ("Aken"), a German refractories manufacturer acquired in December 1997. The 1997 results reflect special charges related to the divestiture of the Marion Power Shovel Company, British Jeffery Diamond of the United Kingdom and a partnership interest in KOMDRESCO of South Africa. The unusual items affecting 1998 results are individually discussed in detail under the respective headings below.

Including Green and Aken, revenues for the nine months of $415.1 million increased $54.7 million, or 15%, from $360.4 million in 1997. Revenues for the quarter of $169.5 million increased $43.1 million, or 34%, since the quarter ended July 31, 1997. Segment operating results from continuing operations for the nine months of $8.5 million are down $27.2 million, or 76%, from $35.7 million in 1997. Segment operating results from continuing operations for the quarter of ($5.8) million decreased $16.8 million, or 153%, since the quarter ended July 31, 1997. Segment revenues and operating results are discussed individually below under the heading "Segment Results."

General corporate expenses for the nine months of $24.9 million increased $5.8 million, or 30%, from $19.1 million in 1997. General corporate expenses for the quarter of $11.2 million, increased $4.7 million, or 72% since the quarter ended July 31, 1997. Increases for both periods are primarily attributable to higher interest expense, resulting from increased debt levels and, to a lesser extent, an increase in net expense relating to asbestos claims (See Note H to the consolidated condensed financial statements for more information on asbestos claims).

Other - net expense for the nine month periods ended September 30, 1998 of $4.3 million increased $4.8 million, from $0.5 million in income for the nine months ended July 31, 1997, primarily reflecting $2.4 million in accrued costs incurred on the closure of the British Jeffrey Diamond ("BJD") operation in Wakefield, England in April, 1998. Effective October 31, 1998, the Company sold the majority of the assets of BJD for approximately $370,000, and has signed a sales agreement for its remaining equipment, which is expected to net the Company an additional $360,000. The Company expects to complete the sale during the latter part of the fourth quarter of 1998.

Other - net expense for the quarter of $1 million, which was $0.9 million greater than for the quarter ended July 31, 1997.

Backlog

The Company's consolidated backlog of unshipped orders was approximately $140.4 million at September 30, 1998 compared to $124.2 million and $146.6 million (excluding the Industrial Tool operations) at October 31, 1997 and July 31, 1997, respectively.

Sale of Industrial Tool

On March 12, 1998, the Company sold the Industrial Tool segment, including the common stock of INTOOL, Incorporated (the U.S. subsidiary operating in this segment) and the assets of Industrial Tool operations in Canada, Mexico, the Netherlands and Germany, for cash consideration of $229.2 million, including certain postclosing adjustments. The Industrial Tool segment manufactures and sells a product line of high-quality pneumatic and electric tools for industrial applications, including assembly and material removal. Revenues of the Industrial Tool segment were $24.3 million for the period from January 1, 1998 to March 12, 1998 and $28.7 million and $80.6 million for the three and nine month periods ended July 31, 1997, respectively.

In connection with the sale of the Industrial Tool segment, the Company retained certain pension, and postretirement benefits. The Company also retained liability for certain legal claims, primarily for known claims of alleged hearing loss and other injuries associated with the use of the Company's products, and for one-half of any such additional claims made during the five-year period following the closing date. See description of these claims in Note H to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the "old" fiscal year ended October 31, 1997.


Restructuring charges

During the two and three month periods ended June 30 and September 30, 1998, the Company recognized pre-tax charges of $.7 million and $34.8 million ($3.8 million of which has been recorded as a component of cost of sales, during the third quarter of 1998), respectively, to reorganize and restructure its current organization. The restructuring consisted primarily of three parts: (i) the merging and integration of operations of the

Company and Green, (ii) the termination of a joint venture and (iii) charges pertaining to the consolidation and integration of CTI into Harbison-Walker Refractories Company.

Concurrent with the acquisition of Green, management initiated plans to consolidate and integrate the operations of both companies through workforce reductions and the closure of duplicative facilities. During the third quarter of 1998, the Company announced the closure of three former Harbison-Walker manufacturing facilities, including the termination of approximately 260 employees and, as a result, recorded a $21.1 million charge. Amounts contained within the restructuring include charges for severance (both statutory and contractual), pension plan curtailment losses and other employee termination payments ($7.0 million); adjustments to reflect affected property, plant and equipment at their estimated fair value (less costs to sell), and site restoration costs ($8.1 million); adjustments to reflect inventory of discontinued product lines at estimated net realizable value ($2.2 million, charged to cost of sales); and other estimated holding costs of vacated facilities, and contract terminations ($3.8 million).

In addition, during the third quarter, the Company decided to terminate a 50% owned joint venture and is in the process of closing Harbison-Walkers' Eufala, Alabama facility, which housed its operations. The venture had produced calcium aluminates (as slag conditioners for the steel industry) and lightweight refractory grains, which were not sufficiently accepted by potential customers, one of whom, for other reasons, cancelled a significant amount of outstanding orders. As a result, an $11.5 million charge was recorded during the third quarter of 1998, which included the write down of the Company's investment in, and net receivable from, the joint venture ($7.1 million); severance, pension plan curtailment loss and other payments resulting from the termination of approximately 25 employees ($0.9 million); write down of Company-owned property, plant and equipment utilized solely by the joint venture to their estimated fair values (less costs to sell), and site restoration costs ($1.2 million); adjustments to reflect Company-owned inventory of discontinued product lines at estimated net realizable value ($1.6 million, charged to cost of sales); and various other exit costs, including contract termination penalties ($0.7 million).

Management has also finalized plans to consolidate the manufacturing and administrative functions of CTI with those of Harbison-Walker. The move is being made in an effort to reduce costs and improve productivity and asset utilization by eliminating duplicative functions and taking advantage of existing facilities' excess capacity. Consequently, the Company recognized a charge of $2.9 million during the nine-month period ended September 30, 1998, $2.2 million of which was recorded during the third quarter; the remaining $0.7 million had been charged to earnings during the two-month period ended June 30, 1998. The charge consisted primarily of employee severance and contract termination costs.

The aforementioned charges are reflected in the accompanying consolidated condensed statement of operations under the caption "Restructuring Charges", with the exception of $3.8 million of inventory write-downs, which are included in cost of sales. The Company estimates that actions it has already taken will generate annualized cost savings in excess of $24 million as a result of its restructuring plan (inclusive of actions taken regarding the former Green facilities), and expects additional cost savings to result from further planned actions. Approximately $19.6 million of the charge has been recorded as a reduction in the carrying value of the respective assets, $3.0 million has been recorded as an increase to long-term pension liabilities, and $12.1 million (net of approximately $0.8 million in payments, as of September 30, 1998), representing other future cash expenditures, is reflected as an other current liability in the accompanying consolidated condensed balance sheets. Management expects to complete all parts of the restructuring plans by the end of the third quarter of 1999, with the majority of cash expenditures to occur during the fourth quarter of 1998 and first quarter of 1999. Given the nature of the costs reflected herein, increases or decreases may be necessary throughout the tenure of the Company's restructuring plans. Any such changes will be reflected in the statement of operations as incurred, and classified in the manner discussed above.

The Company is also estimating that approximately $8.2 million of additional cash expenditures associated with these restructurings will be incurred, primarily in the fourth quarter of 1998. These incremental costs will benefit future operations and, therefore, do not qualify for accrual at September 30, 1998. Approximately $3.7 million (pre-tax) will be charged to earnings as incurred, with the remainder recorded as an increase to property, plant and equipment. These additional costs consist primarily of equipment repairs, and removal, transportation and re-installation and other capital expenditures associated with relocating machinery and equipment to continuing manufacturing facilities.

Impairment of long-lived assets (including goodwill)

During the third quarter of 1998, the Company recognized a pre-tax impairment loss of $23.3 million reflecting management's estimates that actual operating cash flows will be insufficient to recover the carrying amount of certain long-lived assets (including goodwill). The loss, which is presented under the caption titled "Impairment of long-lived assets" on the accompanying consolidated condensed statements of operations, primarily represents an impairment of goodwill generated in the 1996 acquisition of Corrosion Technologies International, Inc. ("CTI") ($22.0 million) and the write down of the carrying amounts of various permanently idled machinery and equipment at the Company's Harbison-Walker Refractories division ($1.3 million).

Depressed copper, zinc and nickel prices, the apparent ongoing financial crisis in the Asia-Pacific region and additional market knowledge gained through CTI's alliance with Anticorrosivos Industriales Ltd. ("ANCOR") have caused the Company to reassess the carrying value of long lived assets (primarily goodwill) at CTI. Pursuant to SFAS #121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," the Company compared the sum of the estimated expected future cash flows (undiscounted and without interest) of CTI to the carrying amount of such assets (primarily goodwill), which was determined to be less. Accordingly, an impairment loss was recognized for the excess of the carrying amount of the impaired assets over their respective fair market values. Estimated fair market value was based on the expected future cash flows from the use of these assets, discounted at a rate commensurate with the risks involved. The impairment loss recognized was allocated entirely to goodwill, resulting in a remaining net carrying value of approximately $14 million at September 30, 1998.


Change in accounting principle

The Company changed its method of accounting for start-up costs during the third quarter of 1998, in response to the issuance of American Institute of Certified Public Accountants' (AICPA) Statement of Position 98-5, (SOP 98-5) "Reporting on the Costs of Start-Up Activities." The effect of the change (representing the charge off of current period additions and the reversal of previously recorded amortization) on the three and nine month periods ended September 30, 1998, was to decrease income from continuing operations by $105,000 ($.00 per share) and $404,000 ($.02 per share), respectively. The effect of the change on the two month period ended June 30, 1998 was to decrease income from continuing operations by $85,000 ($.00 per share). In addition, the $6.3 million cumulative effect on prior years (after reduction for income taxes of $2.1 million) has been included in net income of the Transition Period. This resulted in an adjustment to beginning retained earnings as of September 30, 1998, and will be reflected in net income of the Transition Period when those financial statements are subsequently presented in the Company's 1998 annual report on Form 10-K. See Note E - CHANGE IN ACCOUNTING PRINCIPLE, in the Notes to consolidated condensed financial statements, contained in Part I -Financial Statements, of this Form 10-Q, for more information.


SEGMENT RESULTS
---------------

Refractory Products
-------------------

Revenues for the nine months of $297.9 million increased $51.4 million, or 21% from $246.5 million in 1997. Revenues for the quarter of $122.4 million, increased $33.6 million, or 38% since the quarter ended July 31, 1997. The increase in revenues for the two periods resulted primarily from the acquisitions of Green and Aken, which contributed $68.5 million and $52.2 million during the nine and three month periods ended September 30, 1998, respectively. Also contributing to the increases, although to a lesser extent, were revenues of Lota Green Limitada ("Lota Green"), which was purchased by the Company in June, 1997. Excluding the contributions from Green and Aken, revenues decreased $17.1 million, or 7%, and $18.6 million, or 21%, for the nine and three month periods ended September 30, 1998, respectively due primarily to (i) revenue of $7.1 million and $21 million realized during the three and nine month periods ended July 31, 1997, respectively, under a contract to provide refractories in connection with a United States coke oven project, (ii) a sharp rise in refractories and steel imports from Southeast Asia and the former Soviet Union, due to economic conditions in these regions, and a comparatively strong U.S. Dollar, and (iii) shifting of purchases by some Green and Harbison-Walker customers to "back up" suppliers during the early part of the integration period of their businesses. The Company believes these disruptions are only temporary.

Green's sales fell somewhat short of the Company's expectations for the quarter ended September 30, 1998, due in part to the factors discussed above, and to a temporary reduction in employee productivity resulting from uncertainties arising out of the pending combination of the refractories businesses of Green and Harbison-Walker. Although bookings decreased following the announcement in March of the pending acquisition (due to the aforementioned factors), they began to recover during the latter part of the third quarter of 1998.

Operating results for the nine months of 1998 of $14.3 million were down $8 million, or 36% from $22.3 million, for the nine-month period ended July 31, 1997. Operating results for the quarter of ($2.2 million) decreased $11.1 million, or 125%, from $8.9 million since the quarter ended July 31, 1997. Operating results for the two periods included those of Green and Aken, which contributed ($0.2) million and ($1.7) million during the nine and three month periods ended September 30, 1998, respectively. Also contributing to operating results for the two periods were those of Lota Green. Excluding the contributions from Green and Aken, operating results decreased $7.8 million, or 35% and $9.4 million, or 106%, for the nine and three month periods ended September 30, 1998, respectively, which is primarily the result of the following: (i) the effect of the aforementioned sales decreases and pricing pressures; particularly the absence of the Raytheon contract (ii) the recognition of approximately $3.8 million in inventory write-downs during the third quarter of 1998, as part of the Company's overall restructuring plan (iii) the Company has experienced losses of approximately $0.8 million and $1.9 million for the three and nine month periods ended September 30, 1998 on a particular contract, which has since been terminated as of December 1, 1998. These decreases were partially offset, however, by operating earnings of Lota Green and manufacturing capacity, and general and administrative cost savings during the third quarter of 1998, resulting from the elimination of certain redundant functions between the Company and Green.

Minerals
--------

Revenues for the nine months of $31.2 million were down $7.8 million, or 20%, from $39.0 million in 1997. Revenues for the quarter of $9.3 million, decreased $3.0 million, or 24% since the quarter ended July 31, 1997. Operating results for the nine months of 1998 of ($.4) million were down $5.3 million, from $4.9 million, for the nine-month period ended July 31, 1997. Operating results for the quarter of ($0.4) million decreased $ 1.7 million, or 131%, from $1.3 million since the quarter ended July 31, 1997. Decreases in revenues and operating results for both periods were due to the effect of prevailing exchange rates between the U.S. Dollar and European currencies on the ability to competitively price exports. The Company has begun discussions with its primary supplier of the raw materials used for exported products, in an effort to reduce costs on a project-by-project basis.

Industrial Lime
---------------

Sales for the Industrial Lime segment of $13.0 million for the quarter ended September 30, 1998, were adversely affected by operational problems at the Company's plant in New Braunfels, Texas, which rendered one of its kilns inoperable for 10 days during July 1998. Operating earnings for the segment were negatively impacted during the quarter by the Company's share of non-capitalizable costs to start up the Palmetto Lime facility, including costs incurred by the Company's plants in Virginia to service Palmetto Lime's future customer base. In addition, approximately $0.2 million of amortization expense related to goodwill generated in the Company's purchase of Green, was allocated to this segment in the third quarter of 1998.

Specialty Equipment Products
----------------------------

The Specialty Equipment Products segment consists of CTI and the Processing Group. Revenues for the nine months of $39.4 million were down $11.1 million, or 22%, from $50.5 million in 1997. Revenues for the quarter of $13.5 million decreased $5.1 million, or 27%, from the quarter ended July 31, 1997. Operating results for the nine months of 1998 of ($.7) million were down $1 million, from $.3 million, for the nine-month period ended July 31, 1997. Operating results for the quarter of ($.1) million increased $ 1.1 million, or 92%, from ($1.2) million since the quarter ended July 31, 1997.

Operating results for the three and nine month periods ended July 31, 1997 included an unusual adjustment of ($2.5) million, representing an inventory write-off at the Processing Group. Operating results for the nine-month period ended September 30, 1998 included an adjustment of ($2.4) million, representing accrued costs incurred in connection with the closing of the British Jeffrey Diamond operation in Wakefield, England in April, 1998. Excluding the aforementioned charges, operating results would have decreased 39% and 108% for the respective nine and three month periods.

The significant drop in copper, zinc and nickel commodity prices during the last quarter of 1997 has had a material adverse effect on operating results of this segment for 1998. Also, economic conditions in Asia stalled sales of nonferrous metals refining equipment and, as a result, depressed CTI sales and operating profits. CTI has taken steps to attempt to decrease its dependency on the nonferrous metal markets by forming a worldwide business alliance with a competitor, Anticorrosivos Industrales Ltd. (ANCOR), which is intended to increase sales to other polymer concrete markets, including pulp and paper, food processing, and chemical processing. This alliance is also intended to permit the partners to negotiate reduced raw material costs with its vendors, and to lower operating costs by closing or consolidating plants which had operated at low levels of capacity utilization. In addition CTI, in conjunction with a licensee, is in the preliminary stages of marketing products for the municipal wastewater market through its Polymer Pipe Technology project.

The Company has also taken steps to consolidate the manufacturing and administrative functions of the CTI/ANCOR alliance with those of Harbison-Walker. This move was made in an effort to reduce costs and improve productivity and asset utilization through elimination of duplicative functions and use of refractory facilities' excess space. CTI expects to begin realizing the benefits of this move in 1999. Although the integration with Harbison-Walker and reduced raw material costs are expected to positively impact operating results over the next twelve months, CTI does not forsee an increase in sales volumes over the next six months.

The aforementioned events and circumstances affecting the markets in which CTI operates, including knowledge of market conditions gained from the alliance with ANCOR, caused the Company to reassess the carrying value of the CTI business under FAS-121, "Impairment of Long-Lived Assets". Accordingly, the Company recognized a pre-tax charge of $22 million during the third quarter of 1998, representing an impairment of goodwill generated in the 1996 acquisition of CTI (see Note F in the accompanying footnotes to the condensed consolidated financial statements for more information).

Forged Products
---------------

Revenues for the nine months of $41.7 million increased $2.1 million, or 5%, from $39.6 million in 1997. Revenues for the quarter of $14.1 million, increased $2.0 million, or 17% since the quarter ended July 31, 1997. Operating results for the nine months of 1998 of ($4.2) million were down $12.4 million, from $8.2 million for the nine-month period ended July 31, 1997. Operating results for the quarter of ($3.2) million decreased $ 5.2 million, or 260%, from $2 million from the quarter ended July 31, 1997.

The increase in sales for the nine and three month periods is due almost entirely to initial shipments out of this segment's Undercarriage division. The Company expects significant sales growth at the Undercarriage division throughout 1999. Most of the decrease in operating profits for both periods is due to costs incurred to start-up operations at the Undercarriage division. Pricing pressures from imports and increased preventative maintenance costs at the Industrial division are also responsible for the decrease in this segment's operating results.

The slowing of the global economy, continued record low oil and gas prices, and the relative strength of the U.S. dollar have increased the supply of forged flanges in the United States and has put pressure on pricing at the Industrial division. In order to avoid the flange production interruptions it experienced during 1997, the Company began a program late in the prior year of ordering and installing new equipment at this segment and implementing more stringent preventative maintenance programs. As a result of these actions, fixed and variable costs for this segment have been higher than in 1997. Operating margins, however, are expected to improve when the intended production efficiencies are realized.

Partnership Operations
----------------------

Operating results reflect continued equity in losses of a joint venture which the Company decided to exit during the third quarter of 1998, as discussed above under the heading "Restructuring charges." The termination of the joint venture is expected to have an approximate $1.1 million impact on cash, but resulted in an $11.5 million charge to earnings during the third quarter of 1998 (not reflected in the segment results).

Discontinued operations
-----------------------

During the third quarter of 1998, the Company adjusted the earnings and gain on sale of discontinued operations by ($0.8) million and ($9.2) million, respectively, due to changes in estimates of the amount of taxable earnings and gain.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
----------------------------------------------------

Cash and cash equivalents were $23.7 million at September 30, 1998, $8.8 million (59%) higher than at October 31, 1997. Net cash used by operating activities was $63.0 million during the nine month period ended September 30, 1998, reflecting the operating loss from continuing operations coupled with working capital increases. The increase in working capital during the period is due primarily to net inventory additions of $18.7 million, most of which reflects stocking levels at Ameri-Forge's undercarriage division, decreases in accounts payable, and other accrued liabilities ($24.2 million) and an increase in income taxes receivable of approximately $20 million. The Company expects to collect a $20 million federal income tax refund during the fourth quarter of 1998. The aforementioned increases in working capital were offset, in part, by a $19.7 million decrease in receivables.

Excluding the net assets held for sale, the Company's current ratio at September 30, 1998 of 1.7 to 1 was 21% higher than October 31, 1997, primarily reflecting the acquisition of A.P. Green Industries, Inc.

Net cash used in investing activities was $19.8 million and $42.8 million for the nine month periods ending September 30, 1998 and July 31, 1997, respectively. Capital expenditures remained relatively constant due to continued start-up activities at the undercarriage division of Ameri-Forge. Approximately 33% of capital expenditures during the nine month period ending September 30, 1998 were made by the Company's refractory companies. Cash used for capital expenditures was offset, in part, by approximately $230 million in proceeds from the sale of the Company's Industrial Tool division, net of approximately $203 million in cash used to fund the Green acquisition.

Net cash provided by financing activities was $90.8 million and $34.8 million for the nine month periods ending September 30, 1998 and July 31, 1997, respectively. The 161% increase primarily reflects borrowings to fund capital expenditures, the acquisition of Green and working capital needs, net of proceeds received from the sale of Industrial Tool. During the third quarter of 1998, the Company obtained a new three-year $215 million unsecured variable rate revolving credit facility with a syndicate of banks (under which, approximately $160 million had been drawn as of November 5, 1998), and issued $75 million in unsecured notes bearing a fixed rate of interest of 6.83% per annum, with the entire principal balance due on June 30, 2008. On October 2, 1998, the Company issued an additional $25 million in unsecured notes bearing a fixed rate of interest of 7.05% per annum, with the principal balance due in equal annual installments of $5 million, beginning on October 2, 2006 and ending on October 2, 2009. Proceeds of this issuance were used to fund current working capital needs. See Note J -INDEBTEDNESS and Note O - SUBSEQUENT EVENTS, for more information on these borrowing arrangements.

At September 30, 1998, the Company had total debt of $371.1 million (including approximately $40 million assumed in the Green acquisition), resulting in a total debt to total capitalization ratio of .55 to 1, and a total debt to stockholders' equity ratio of 1.21 to 1. The comparable amounts for the period ended October 31, 1997, were total debt of $199.0 million, total debt to total capitalization of .41 to 1 and total debt to stockholders' equity of .70 to 1.

The Company had $23.7 million in cash and cash equivalents on hand at September 30, 1998, and committed and discretionary unused lines of credit aggregating an additional $48.8 million (including foreign lines of credit). On October 2, 1998, the Company issued an additional $25 million in unsecured long-term notes (as discussed above), which increased its unused credit availability to $73.8 million. Management believes that internally-generated funds, borrowings under existing credit facilities and the collection of a $20 million Federal income tax refund will be adequate to meet working capital and capital expenditure requirements, while maintaining an appropriate debt to total capitalization ratio.

Risk management

From time to time, the Company utilizes various derivative financial instruments, in order to limit its exposure from changes in foreign currency exchange rates, commodity prices and interest rates. In September 1998, the Company entered into two interest rate swap contracts with separate banks, the objective of which was to convert a portion of its variable interest rate debt to fixed rate. These contracts have a total notional principal amount of $75 million and mature in approximately three years. The terms of the swaps provide for the Company to pay a fixed amount quarterly, based on an annual weighted average interest rate of approximately 5.20%. In exchange, the Company will receive a variable amount based on LIBOR, as reset quarterly. The Company has designated these contracts as hedges of $75 million in variable rate debt currently outstanding under its Credit Facility, which has been drawn under the LIBOR-based borrowing option. Accordingly, gains and losses realized under the swap agreements will increase or reduce interest expense recorded under the Credit Facility. The swaps, therefore, serve to "fix" the underlying component of a portion of the Credit Facility susceptible to market fluctuations, (i.e. the LIBOR component). The interest rate applicable to LIBOR borrowings under the Credit Facility may still fluctuate despite these hedging arrangements depending upon changes in the Company's ratio of Funded Debt to EBITDA.

These contracts did not have a material impact on the Company's results of operations for the three or nine month periods ended September 30, 1998. Fair market value of the contracts, as obtained from the respective banks, was approximately ($1.0 million) at September 30, 1998.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

See NOTE N "NEW ACCOUNTING PRONOUNCEMENTS" in the Notes to consolidated condensed financial statements, contained in Part I - Financial Statements, of this Form 10-Q.

EFFECT OF THE EURO
------------------

On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies ("legacy currencies"), and adopt the Euro as their new common legal currency. As of that date, the Euro will trade on currency exchanges and the legacy currencies will remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002.

During this transition period, electronic payments can be made in the Euro, and parties can elect to pay for goods and services, and transact business using either the Euro or a legacy currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro notes and coins and withdraw all legacy currencies from circulation.

The Company is currently assessing the effect of the Euro on its pricing/marketing strategy, existing contracts and its information systems. The Euro conversion may effect the cross-border competition by creating cross-border price transparency and, as a result, the Company's currency risk for operations in participating countries may be reduced. In addition, the Company is implementing new accounting, finance and operating systems, which are fully equipped to operate effectively in the Euro environment. These systems are expected to be fully implemented by mid-1999. The Company will continue to evaluate issues involving the introduction of the Euro, but based on current information and the Company's current assessment, the Euro conversion is not expected to have a material effect on its business or financial condition.

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

With respect to embedded technology other than information systems, the Company has assessed its risk of major malfunctions to be relatively low at its refractories divisions, since most of its production machinery and equipment is not numerically controlled. In any event, non Year 2000 compliance would have only a minimal impact on manufacturing capacity. Ameri-Forge has several numerically controlled machines, such as presses, rolling mills, heat treatment equipment and multi-dimensional drills and lathes, most of which has been purchased within the last 36 months. The Company is currently working with the equipment's manufacturers to obtain Year 2000 compliance information and expects to complete its assessment by the end of the fourth quarter, 1998.

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

Management believes that most potential malfunctions occurring within its information systems environment could be mitigated with manual processing of transactions. However, the risk of disruptions to operations caused by non-Year 2000 compliant systems of unrelated third parties, such as customers and suppliers, remains. Likewise, the Company does not have contingency plans in place to envoke, should such an event, or series of events occur. The possibility does therefore exist, that any such disruptions could have a material adverse effect on the Company.

The Company generally expenses all Year 2000 costs as incurred in accordance with the provisions established by the Emerging Issues Task Force Release # 96-14 (EITF 96-14) "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000." Through November 13, 1998, less than $100,000 of costs had been incurred in the Company's efforts to achieve Year 2000 compliant systems (exclusive of costs associated with the purchase and installation of new hardware and software, more fully discussed above). The ultimate total cost to the Company of achieving Year 2000 compliant systems is currently estimated to be less than $500,000, to be expended primarily over the 1998-1999 timeframe, although the Company expects to have a revised estimate in the fourth quarter of 1998, once the assessment of Ameri-Forge's equipment is complete. The Company has increased its overall information systems budget to accommodate the aforementioned Year 2000 compliance projects, but has not delayed other critical information systems work due to these efforts. Incremental costs incurred strictly due to Year 2000 compliance issues are not expected to have a material impact on the Company's results of operations, financial condition or liquidity.


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

DIVESTITURES, DISRUPTIONS TO OPERATIONS CAUSED BY NON-YEAR 2000 COMPLIANT SYSTEMS OF UNRELATED THIRD PARTIES, AND OTHER RISKS DESCRIBED FROM TIME TO TIME IN THE COMPANY'S SEC REPORTS INCLUDING QUARTERLY REPORTS ON FORM 10-Q, ANNUAL REPORTS ON FORM 10-K AND REPORTS ON FORM 8-K.

                                    PART II
                               OTHER INFORMATION

Item 1   Legal Proceedings

Shareholders Lawsuits

Two purported class action lawsuits (each of which is described below) were filed in connection with the Company's adoption of an amendment to the Company's Rights Agreement whereby the Company reduced the threshold for exercise of the rights created thereby to an acquisition of 10% or more of the Company's Common Stock. Both of these purported class actions are in the preliminary stages and no discovery has begun.

Charles Miller vs. David H. Blake, Richard W. Vieser, Samuel B. Casey, Jr., Rawles Fulgham and Global Industrial Technologies, Inc. and L.I.S.T., Inc. vs. Rawles Fulgham, David H. Blake, Richard W. Vieser, and Samuel B. Casey, Jr. and Global Industrial Technologies, Inc. On October 7, 1998, in connection with the above amendment to the Rights Agreement, Charles Miller and L.I.S.T., Inc., individually and on behalf of all other shareholders of the Company similarly situated, filed purported class action complaints in the Court of Chancery of the State of Delaware in and for the County of New Castle against the Company and each director. The complaints allege, among other things, that the individual defendants breached their fiduciary duties to the Company and its shareholders by impairing and undermining the corporate democratic process at the Company by limiting the right and ability of the Company's shareholders to vote their preferences without unfair manipulation and restraint. The plaintiffs seek as relief, among other things, an order from the court declaring the amendment to the Rights Agreement null and void. The defendants believe that the lawsuits are without merit and intend to defend themselves vigorously.

On October 1, 1998, Curragh Queensland Mining (Pty) Ltd. filed an action in Denver District Court of the State of Colorado alleging that a dragline sold to it by Dresser Industries, Inc. (Dresser) in 1990, which the plaintiffs has used in its surface mining operations in Australia, failed to meet certain performance specifications in the contract relating to the sale of the dragline. Pursuant to the agreement between Dresser and Harbison-Walker Refractories Company, which previously had been named INDRESCO, Inc., the Company's predecessor, relating to the public distribution by Dresser of the shares of INDRESCO, Inc., H-W may be required to indemnify Dresser for certain claims such as those asserted by the plaintiff. Although management is unable to predict the outcome of this lawsuit, it believes that legal and contractual defenses available to H-W may preclude any recovery by the plaintiff and that any settlement or judgment which the plaintiff may recover is adequately reserved by the Company and, in any event, such recovery would not have a material effect upon the consolidated financial position or liquidity of the Company.

For additional information regarding contingencies, see NOTE H to Consolidated Financial Statements contained in the Company's annual report on Form 10-K for the year ended October 31, 1997, NOTE 18 to Consolidated Financial Statements contained in Green's annual report on Form 10-K for the year ended December 31, 1997, and NOTE 5 to Consolidated Financial Statements contained in Green's quarterly report on Form 10-Q for the quarter ended March 31, 1998.

Item 5   Other Information

On October 2, 1998, an agreement was entered into whereby the Company issued $25 million in senior notes to the Prudential Insurance Company of America in a private placement offering (the "New Senior Notes"). The New Senior Notes are exempt from registration pursuant to Rule 144A of the Securities Act of 1933 and, as such, carry certain restrictions regarding their resale. The New Senior Notes are unsecured and bear interest at a rate of 7.05% per annum. Interest is payable quarterly, in January, April, July and October of each year, with the principal balance due in equal annual installments of $5 million, beginning on October 2, 2006 and ending on October 2, 2009. The New Senior Notes may be prepaid in whole or in part at any time, although a premium may apply if this option is elected. The New Senior Notes contain certain affirmative and negative covenants which, among other matters, require compliance with various financial ratios and thresholds relating, but not limited, to minimum consolidated tangible net worth and maximum debt to total capitalization. The agreement also includes provisions whereby an event of default under the Company's other debt agreements may also constitute an event of default under the New Senior Note agreement. The Company utilized proceeds from the New Senior Notes for general corporate purposes.

Item 6:  Exhibits and reports on Form 8-K.

         (a)  Exhibits

              10.1 Note Agreement, dated as of October 2, 1998, with The Prudential Insurance Company of America for 7.05% Senior Notes due October 2, 2010.

              10.2 Amendment No. 2, dated as of August 31, 1998, to the Note Agreement dated as of January 31, 1996, for the

                    6.45% Senior Notes, Series A, due January 31, 2002 and the 6.76% Senior Notes, Series B, due January 31, 2002.

              10.3 Amendment No. 1 dated as of August 31, 1998 to the Note Agreement dated as of June 30, 1998 for the 6.83% Senior Notes due June 30, 2008.

              10.4 Amendment to Severance Agreement dated as of September 18, 1998, to Severance Agreement dated February 23, 1998 by and between the Company and Mr. Graham L. Adelman (Amendment to Severance Agreement dated as of September 18, 1998, to Severance Agreements dated February 23, 1998 by and between the Company and Mssrs. Juan M. Bravo, Herbert Linser, George Pasley, James B. Alleman and Maurice W. Barrett omitted and identified on a Schedule of Omitted Documents, filed herewith).


                         SCHEDULE OF OMITTED DOCUMENTS
                         -----------------------------

1. Amendment to Severance Agreement dated as of September 18, 1998, to Severance Agreement dated February 23, 1998 by and between the Company and Mr. Juan M. Bravo; identical to the Amendment to Severance Agreement with Mr. Graham L. Adelman, filed herewith, except as to the party.

2. Amendment to Severance Agreement dated as of September 18, 1998, to Severance Agreement dated February 23, 1998 by and between the Company and Mr. Herbert Linser; identical to the Amendment to Severance Agreement with Mr. Graham L. Adelman, filed herewith, except as to the party.

3. Amendment to Severance Agreement dated as of September 18, 1998, to Severance Agreement dated February 23, 1998 by and between the Company and Mr. George W. Pasley; identical to the Amendment to Severance Agreement with Mr. Graham L. Adelman, filed herewith, except as to the party.

4. Amendment to Severance Agreement dated as of September 18, 1998, to Severance Agreement dated February 23, 1998 by and between the Company and Mr. James B. Alleman; identical to the Amendment to Severance Agreement with Mr. Graham L. Adelman, filed herewith, except as to the party.

5. Amendment to Severance Agreement dated as of September 18, 1998, to Severance Agreement dated February 23, 1998 by and between the Company and Mr. Maurice W. Barrett; identical to the Amendment to Severance Agreement with Mr. Graham L. Adelman, filed herewith, except as to the party.

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

               3. On September 14, 1998, the Company filed an amendment to Form 8-K, reporting under Item 7, presenting unaudited proforma financial information of the company and A.P. Green Industries, Inc.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GLOBAL INDUSTRIAL TECHNOLOGIES, Inc.



                                      By: /s/ Donna A. Reeves
                                         ---------------------------------------
                                          Donna A. Reeves
                                          Vice President  Controller
                                          (Authorized Officer and Chief
                                          Accounting Officer)

Dated: November 16, 1998