Form 10-K
period 1998-12-31
GLOBAL INDUSTRIAL TECHNOLOGIES INC
filed 1999-03-31
CIK 887941

                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.
                                   FORM 10-K

            [T] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes [X]    No [_]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  Yes [X]    No [_]

The aggregate market value of the voting stock (based on the closing price on the New York Stock Exchange as of March 29, 1999) held by non-affiliates of the registrant was approximately $239,691,729.

As of February 28, 1999 there were 22,296,905 shares of Global Industrial Technologies, Inc. Common Stock outstanding.

                      Documents Incorporated by Reference

Portions of Registrant's definitive 1999 proxy statement filed or to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

                             PART 1

1. Business

As of December 31, 1998, Global Industrial Technologies, Inc., a Delaware corporation (Global Industrial Technologies, Inc., together with its subsidiaries, either Global or the Company) operated in two segments: Refractory Products and Minerals, and All Other. In 1997, Global conducted its business in five segments: Refractory Products, Minerals, Specialty Equipment Products, Forged Products and Industrial Tool. The Company revised its business into four segments in the second quarter of 1998 to reflect the divestiture, announced on March 12, 1998, of its Industrial Tool segment. In connection with the acquisition of A.P. Green Industries, Inc. on July 1, 1998, the Company reconfigured its segments into Refractory Products, Minerals, Lime, Forged Products and Specialty Equipment Products. The Company further revised its business into two segments effective in the fourth quarter of 1998 to reflect the divestiture announced on March 9, 1999 of its Lime operations and its intent to divest the Forged Products segment.

In 1996, the Company included a 50% joint venture and conducted its business in three segments: Minerals and Refractory Products, Mining and Specialty Equipment and Industrial Tool. The Company revised its businesses into five segments effective with the beginning of fiscal 1997 to reflect the divestiture, announced on January 23, 1997, of its 50% partnership interest in Komdresco of South Africa, the British Jeffrey Diamond underground mining operation in the U.K. and the worldwide operations of the Marion Power Shovel Company. The remaining operations of the Company were organized into five segments with the Harbison Walker Minerals business and the Ameri-Forge forged products business being presented as individual segments.

Operations of the Company

The Company operates in industries and markets that are highly competitive. The demand for the Company's products is dependent upon, among other things, general economic conditions in the industrial marketplace and, more specifically, on U.S. iron and steel production, worldwide demand for certain refractory raw materials and worldwide demand for nonferrous metals, primarily aluminum and copper. Further, the Company's domestic and foreign operations may from time to time be adversely affected by currency fluctuations and world economic conditions. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following section describes the Company's two business segments and their principal products and activities. For financial information by segment and geographic area, see Note U to Global's Consolidated Financial Statements which also provides general information concerning the business of the Company.

Refractory Products and Minerals

Harbison-Walker Refractories Company (Harbison-Walker) includes the following affiliates: Harbison-Walker Refractories S.A. de C.V., formerly Refractarios Mexicanos S.A. de C.V. (Refmex), the largest Mexican producer of refractory products; Harbison-Walker Refractories S.A., formerly Refractarios Chilenos S.A. (RECSA), Chilean manufacturers of a broad line of refractory products; Harbison-Walker Refractories GmbH, formerly Magnesitwerk Aken GmbH (Aken), a German refractories manufacturer acquired in December 1997; and A.P. Green Industries, Inc. (Green), with operations in the U.S., Canada, Columbia, Mexico, the United Kingdom and Indonesia. Harbison-Walker manufactures over 200 refractory products in various shapes, sizes and forms. Refractories, which are made principally from magnesite, graphite, bauxite, quartzite, dolomite and fire clays, are used in virtually every industrial process requiring heating or containment of a solid, liquid or gas at a high temperature. Iron and steel producers, which accounted for approximately 40 percent of the Company's 1998 refractory sales, use the Company's products in various types of furnaces, in coke ovens and in iron and steel handling and steel finishing operations. Industrial markets for the Company's refractory products include non-ferrous metals producers (aluminum, copper and zinc), mineral processors (cement and lime), glass producers, fossil-fueled power plants, chemical and petroleum processing plants and general industry.

Harbison-Walker also mines and processes certain minerals, the primary product being high-purity magnesite used in the manufacture of premium refractory products. In addition to high-purity magnesite, the Company's mineral products include: caustic magnesia, used in many industrial applications, such as acid neutralization, flue gas desulfurization, flame retardants, pharmaceuticals, animal feed and fuel additives; and fused magnesite, used as a grain in the manufacture of refractory products and in the manufacture of heating elements for ovens, stovetops, water heaters and other household and industrial products.

Sales and operating revenues for Refractory Products and Minerals were $444.2 million, $365.1 million, and $331.4 million for the years ended December 31, 1998, October 31, 1997 and 1996, respectively.

All Other

This segment represents the Company's remaining continuing operations which are conducted through its Corrosion Technology International (CTI), Shred Tech, and Jeffrey businesses which manufacture a variety of products for various industrial applications. The primary products are: a patent-protected polymer concrete cell used in the refining of non-ferrous metals, principally the copper refining market (CTI); shredders, crushers, vibrating feeders and coal jigs that are sold to the general processing and recycling, forest products, quarrying, coal and waste processing markets (Jeffrey); and shredding products used for reducing tires, glass, auto bodies, paper, carpet, computer scrap and other bulk materials for disposal and recycling (Shred-Tech).

Sales and operating revenues for this segment were $47.5 million, $63.6 million, and $50.8 million for the years ended December 31, 1998, October 31, 1997 and 1996, respectively.


Discontinued Operations - 1998

Forged Products

On March 9, 1999 the Company's Board of Directors adopted a plan to dispose of the operations of Ameri-Forge Corporation (Ameri-Forge). Ameri-Forge is a leading manufacturer of forged steel flanges used to connect components of closed systems for processing and transporting liquids and gases, and undercarriage parts for track-mounted vehicles, such as bulldozers and excavators. This segment's products serve the oil and gas, petrochemical, construction, food and water treatment and heavy equipment manufacturers and users. In connection with the formal plans to divest, the Company recognized a $58.8 million after-tax charge to earnings.

APG Lime

Also, on March 9, 1999 the Company announced it had entered into a definitive agreement to sell APG Lime Corp. (APG Lime) for an estimated $134 million, including $130.3 million in cash (subject to due diligence and post closing adjustments) and assumption of $3.7 million in debt. APG Lime was acquired on July 1, 1998 as part of the acquisition of Green. APG Lime mines and processes limestone into lime for various industrial applications including steel and aluminum production, pulp and paper processing, soil stabilization for road construction, water and wastewater treatment and environmental applications.

Industrial Tool

On March 12, 1998 the Company announced the sale of its Industrial Tool operations (Intool) upon which it recognized an after-tax gain of $81.7 million. Intool manufactured and sold a complete line of high-quality pneumatic and electric assembly tools used primarily in the electronic, aircraft and automotive markets as well as maintenance and fabrication tools supplied primarily to petroleum refineries, chemical plants, foundries, steel mills and general industry.

The Industrial Tool divestiture and the planned divestitures of the Forged Products and APG Lime segments have been presented as "Discontinued Operations" in the accompanying financial statements.

Other Divestitures

Effective February 1, 1998 the Company announced its intention to close the remaining manufacturing facility in Wakefield, England of the processing equipment division of British Jeffrey Diamond (BJD). In connection with the formal plans to divest, the Company recorded a $2.4 million pre-tax charge in the second quarter of 1998.

On January 23, 1997, the Company announced its decision to divest a number of business units within the Mining and Specialty Equipment Division. The business units subsequently divested included the worldwide operations of Marion Power Shovel Company, the underground mining business of British Jeffrey Diamond, based in United Kingdom, and the Company's 50 percent partnership interest in KOMDRESCO, a South African mining and construction equipment manufacturer and distributor. In connection with the plans to divest, the Company recognized a $43.5 million pre-tax charge to earnings in 1997 and a $7.7 million pre-tax charge to earnings in 1998.

Profile and Type of Customers

Most customers of the Company are medium to large corporations or businesses, and medium to large distribution companies which serve them. Major customer groupings include large multi-plant integrated steel companies, medium single-plant integrated steel companies, mini-mill electric furnace steel companies, aluminum companies, cement and lime producers, flat glass and container glass producers, chemical plants, petroleum refineries, power plants, waste incineration companies, quarries, shredding and recycling companies and copper and other mineral refining companies. Customers are located throughout the world, including North and South America, Africa, Asia, the Far East, Europe and Australia. Certain customers are served by more than one operation of the Company.

International Sales and Exports

International sales and direct exports from the U. S. represented approximately 43 percent of the Company's consolidated sales for the year ended December 31, 1998. The Company believes that although a particular product or geographical region may be impacted severely by changed circumstances, the overall product market and geographical balance will be beneficial over an extended period.

Raw Materials

The Refractory Products and Minerals segment obtains its raw materials from sources throughout the world. Over 22 percent of all raw materials used in production of refractories by the Company's subsidiaries is controlled by the Company. The remaining 78 percent is purchased from worldwide sources including China, South Africa, South America and Canada. These percentages change from time to time depending on worldwide pricing. Dual sources of raw materials have been established on all critical materials.

Primary materials, such as bauxite, various magnesites, aluminas, chrome ores, silicas and graphite, are purchased under long-term procurement plans. High purity magnesium hydroxide, a critical material to Harbison-Walker, is obtained through an exclusive arrangement with Dow Chemical that has been periodically extended over the last 37 years. Unless further extended, as anticipated by the parties, the current contract will expire December 31, 1999.

The Company believes that other raw materials it requires are readily available from multiple sources and that the loss of an individual supplier would not have a material adverse effect on the Company's ability to procure necessary raw materials.

Competition

The Company conducts operations in a variety of industries, most of which are highly competitive on both domestic and international levels. Some of the Company's major competitors are: Premier International Refractories, a division of Alpine Group, Inc., North American Refractories Company, a division of Radex-Heraklith Industriebeteiligungs AG (RHI), National Refractories and Minerals Corporation, and Martin Marietta Materials, Inc. in the Refractory Products and Minerals segment, and numerous niche competitors in the Company's other lines of businesses. The Company attempts to capitalize on its reputation and market position and competes on the basis of quality, innovation, product research and development, and market expertise as well as price.

Research, Development and Patents

The Company and its subsidiaries conduct research and development activities within their particular fields for the purposes of improving existing products and developing new ones to meet the needs of their customers. In addition, research and development programs are directed toward development of new products and services for diversification or expansion. Research and development costs charged to earnings were $4.0 million, $5.1 million and $4.9 million during the years ended December 31, 1998, October 31, 1997 and 1996, respectively. Research and development expenses for continuing operations were $3.9 million, $3.7 million, and $3.7 million for the years ended December 31, 1998, October 31, 1997 and 1996, respectively. Research and development expenses for discontinued operations were $0.1 million, $1.4 million, and $1.2 million for the years ended December 31, 1998, October 31, 1997 and 1996, respectively.

As of December 31, 1998, the Company beneficially owned approximately 100 patents and had pending approximately 32 patent applications, covering various products and processes. It also is licensed under patents owned by others. The Company does not believe that any patent or group of patents relating to a particular product or process is material to the conduct of the Company's total business.

Backlog

The consolidated backlog of unshipped orders at December 31, 1998, October
31, 1997 and 1996 was $128 million, $96 million and $84 million, respectively. Backlog levels vary significantly between the businesses of the Company where lead times range from less than a month to as long as 3 months. The Company expects the December 31, 1998 backlog to ship before December 31, 1999. For the large majority of the Company's products, the Company operates primarily on a book and ship basis. Backlogs reflect either capacity constraints or customer's request. The Company believes that its order backlog represents only a portion of the net sales revenue anticipated by the Company in any given fiscal period. The Company bases its manufacturing plans and expenditure levels primarily on its internal analysis of firm orders, current market conditions, sales forecasts and communications with customers.

Sales and Distribution

The Company's products and services are marketed through various channels. In the United States, sales are generally made through a divisional sales organization, regional distribution centers or independent distributors. Sales in other countries are made directly by a United States division or subsidiary, through foreign subsidiaries or affiliates, through distributor arrangements or with the assistance of independent sales agents.

For each business segment, products are sold through a combination of direct worldwide sales by Company personnel and through distributors. Sales agents are sometimes used to facilitate U.S. export sales.

Employees and Labor Relations

As of December 31, 1998, the Company had approximately 2,875 employees in the United States of whom approximately 1,258 were members of five unions represented by six bargaining units. As of December 31, 1998, the Company had approximately 1,903 employees at foreign locations of whom approximately 1,300 were members of unions.

Management believes that relations between the Company and its employees are generally positive.

Tender Offer

On October 5, 1998, WHX Corporation (WHX) announced that it had purchased approximately 2.2 million shares of common stock, representing approximately 9.9 percent of the Company. On December 17, 1998, WHX, through its wholly owned subsidiary GT Acquisition Corp. (collectively referred to as WHX), commenced an unsolicited tender offer for all of the shares of the Company's common stock (including the related preferred stock purchase rights) that it did not already own at a price of $10.50 per share, net to the seller in cash, without interest thereon. On December 17, 1998, WHX filed its Tender Offer Statement on Schedule 14D-1, including its Offer to Purchase which set forth the terms of its tender offer. The tender offer is subject to numerous conditions, including among others, the Rights Condition, the Supermajority Condition, the Business Combination Condition and the Defensive Action Condition (each as defined in the Offer to Purchase). In response to WHX's unsolicited tender offer, the Company's Board of Directors unanimously rejected WHX's Offer to Purchase, setting forth a number of factors, including the opinion of the Company's independent financial advisors that the $10.50 per share offer price is inadequate from a financial point of view, as more fully discussed in the Solicitation/Recommendation Statement filed by the Company on Schedule 14D-9 with the Securities and Exchange Commission on December 23, 1998. WHX's offer is currently scheduled to expire on April 15, 1999, unless further extended. The Company has retained the services of independent financial and legal advisors to assist it in connection with the WHX offer, and had incurred related costs of approximately $.3 million during the year ended December 31, 1998. As of March 30, 1999, the Company's Board of Directors had not entered into discussions with WHX, or any other potential buyer regarding the consensual sale of the Company, or a substantial portion of its assets (other than those assets disclosed in Note C - "Discontinued Operations").

Item 2. Properties

The Company, together with its subsidiaries and unconsolidated affiliates, has continuing operations at more than 30 manufacturing plants, ranging in size from approximately 15,000 square feet to in excess of 667,000 square feet and totaling more than 6,500,000 square feet, located in the United States, Canada and other countries. The majority of the manufacturing sites are owned. In addition, sales offices, warehouses, service centers and stock points are maintained, almost all in leased space, in the United States, Canada and other countries. The properties are adequate for the purposes for which they are used. They are believed to be utilized at productive capacities generally ranging from 50 percent to 100 percent, and overall are capable of supporting a higher level of market demand. In certain cases, an increase in productive capacity of the facilities can be realized through the addition of an extra shift of hourly laborers.

The Refractory Products and Minerals segment has manufacturing facilities in Alabama, Georgia, Indiana, Maryland, Michigan, Missouri, Ohio, Pennsylvania, Texas, Canada, Chile, Colombia, Germany, Indonesia, Mexico and United Kingdom.

Other continuing operations have manufacturing facilities in South Carolina, Wisconsin, Australia, Belgium, Canada, Chile, and Mexico.

Item 3. Legal Proceedings

The information contained in Note N to the Company's Consolidated Financial Statements, is incorporated herein.

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

The Environmental Protection Agency (EPA) and other private parties have named the Company as a potentially responsible party (PRP) in seven Comprehensive Environmental Response Compensation and Liability Act Sites (CERCLA), also known as superfund sites. The Company does not believe that it contributed hazardous wastes at four of these sites. Proceedings relating to three of them have not been active in the two preceding years. At a fifth site, a third party demand was received for contribution by the Company to the cost of remediation in the amount of $135,000. The Company believes that it is a de minimis or de micromis contributor to the two remaining CERCLA sites.

A Company subsidiary received an order from the Commonwealth of Pennsylvania in 1991 demanding remediation of a tract of land, a portion of which had been mined under lease by Harbison-Walker Refractories Company for a period of time prior to 1972. In March 1997, the Commonwealth's claim was fully resolved by entry of a consent degree providing for payment by the subsidiary of $775,000 over the following five years.


Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders of the Company during the fourth quarter of the year ended December 31, 1998.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

Common Stock of Global Industrial Technologies, Inc. is traded on the New York Stock Exchange under the symbol GIX. Global's Common Stock was first traded on the New York Stock Exchange on August 3, 1992. As of December 31, 1998, there were 6,660 holders of record of Common Stock. No cash dividends were paid by the Company in 1997 or 1998. The high and low sales prices for Global's Common Stock during each quarterly period for fiscal 1998 (reflecting the Company's change in year end) and 1997 are set forth below:



     1998                  High      Low
     ----                  -----      ---
     Quarter Ended:

     March 31, 1998        $17.375  $ 14.563

     June 30, 1998         $18.625  $  13.75

     September 30, 1998    $15.375  $  5.563

     December 31, 1998     $11.375  $   6.75

     1997                  High     Low
     ----                  ----     ---
     Quarter Ended:

     January 31, 1997      $ 22.50  $ 16.125

     April 30, 1997        $ 19.25  $ 16.875

     July 31, 1997         $ 20.75  $  16.75

     October 31, 1997      $21.625  $15.6875



In August 1993, the Company announced its intention to repurchase up to 4.1 million shares of Common Stock. In August 1994, the repurchase program was increased by 2 million shares to provide for a total repurchase potential of up to 6.1 million shares. In 1997, the Board approved two plans for additional repurchases totaling up to 8.35 million shares. Through December 31, 1998, the Company had repurchased approximately 5.0 million shares. For additional information, see Note R to Global's Consolidated Financial Statements, which is incorporated in this Item 5 by reference.

Item 6.   Selected Financial Data

SELECTED FINANCIAL DATA

The following table summarizes certain selected financial information with respect to the Company that has been derived from the audited consolidated financial statements. The Company sold its Industrial Tool segment on March 12, 1998, and acquired Green on July 1, 1998. On March 9, 1999, the Company announced it had reached an agreement to sell APG Lime. Additionally, in March 1999, the Company announced its intention to dispose of the Forged Products segments. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.



                                                                   Years Ended October 31,

Consolidated Companies         Year Ended
                              December 31,      Transition
                                  1998            Period         1997         1996         1995         1994
                              ------------------------------------------------------------------------------------
                                                      In millions, except per share data
                              ------------------------------------------------------------------------------------

Total revenues                     $  496.0        $   61.7       $435.1       $500.0        $481.6      $371.7

Earnings (loss) from
 continuing  operations               (51.0)           (5.0)       (24.6)        26.6          22.5        16.0


Earnings from
 discontinued operations               15.0             1.8         20.2         18.8          16.2         8.6

Cumulative effect of
 accounting change                                     (5.9)

Net earnings (loss)                   (36.0)           (9.1)        (4.4)        45.4          38.7        24.6

Per Share - Basic:

Earnings (loss) from
 continuing operations                (2.32)           (.23)       (1.10)        1.18           .99         .66

Earnings from
 discontinued operations                .68             .08          .90          .83           .71         .36

Cumulative effect of
 accounting change                                     (.27)

Net earnings (loss)                   (1.64)           (.42)        (.20)        2.01          1.70        1.02

Per Share - Diluted:

Earnings (loss) from
 continuing operations                (2.32)           (.23)       (1.10)        1.15           .98         .66

Earnings from
 discontinued operations                .68             .08          .90          .82           .70         .36

Cumulative effect of
 accounting change                                     (.27)

Net earnings (loss)                   (1.64)           (.42)        (.20)        1.97          1.68        1.02



                                                                                   October 31,
                              December 31,                    ----------------------------------------------------
                                  1998                           1997         1996         1995         1994
                              ------------                    ----------------------------------------------------
Balance sheet data

Total assets                      1,266.0                        $ 807.0      $ 752.6       $ 584.4    $  477.7

Long-term debt                       202.6                         151.8        136.5           2.3         2.0

Total shareholders' equity           234.5                         284.1        299.9         261.6       273.6


QUARTERLY DATA


Financial Results (unaudited)                                      1998 - Quarters Ended
                                                ----------------------------------------------------------

                                                  January 31      April 30     September 30    December 31
                                                ----------------------------------------------------------


                                                            In millions, except per share
                                                         --------------------------------------

Net sales                                              $ 96.9         $ 92.4         $141.9         $135.5
Gross profit                                             21.8           17.9           35.5           28.4


Earnings (loss) from continuing operations               (0.9)           1.2          (42.0)         (17.7)
Earnings (loss) from discontinued operations              1.7           87.8          (12.5)         (54.0)
                                                       ------         ------         ------         ------
Net earnings (loss)                                    $  0.8         $ 89.0         $(54.5)        $(71.7)
                                                       ======         ======         ======         ======

Basic earnings (loss) per share:
  Continuing operations                                $ (.04)        $  .05         $(1.88)        $ (.80)
  Discontinued operations                                 .08           4.00           (.59)         (2.46)
                                                       ------         ------         ------         ------
Net earnings (loss)                                    $  .04         $ 4.05         $(2.47)        $(3.26)
                                                       ======         ======         ======         ======


Diluted earnings (loss) per share:
  Continuing operations                                $ (.04)        $  .05         $(1.88)        $ (.80)
  Discontinued operations                                 .08           3.97           (.59)         (2.46)
                                                       ------         ------         ------         ------
Net earnings (loss)                                    $  .04         $ 4.02         $(2.47)        $(3.26)
                                                       ======         ======         ======         ======


                                                                1997 - Quarters Ended
                                                  ----------------------------------------------------------

                                                  January 31      April 30       July 31       October 31
                                                  ----------------------------------------------------------
                                                           Dollars in millions, except per share
                                                           -------------------------------------

Net sales                                              $ 96.1         $109.8         $113.9         $114.2
Gross profit                                             25.4           27.8           26.8           29.2


Earnings (loss) from continuing operations              (13.9)           6.3          (17.5)          10.3
Earnings (loss) from discontinued operations              2.5            3.9            3.1            0.9
                                                       ------         ------         ------         ------
Net earnings (loss)                                    $(11.4)        $ 10.2         $(14.4)        $ 11.2
                                                       ======         ======         ======         ======

Basic earnings (loss) per share:
  Continuing operations                                $ (.61)        $  .28         $ (.78)        $  .45
  Discontinued operations                                 .11            .17            .14            .04
                                                       ------         ------         ------         ------
Net earnings (loss)                                    $ (.50)        $  .45         $ (.64)        $  .49
                                                       ======         ======         ======         ======

Diluted earnings (loss) per share:
  Continuing operations                                $ (.61)        $  .28         $ (.78)        $  .45
  Discontinued operations                                 .11            .17            .14            .04
                                                       ------------   ------------  -------------   ------------
Net earnings (loss)                                    $ (.50)        $  .45        $  (.64)        $  .49
                                                       ============   ============  =============   ============


Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

General Information

Throughout 1998, the Company took steps in accordance with its long-term strategic plan to divest non-core businesses and focus on growth in the refractory products and minerals business. The effects of these strategic initiatives are reflected in its 1998 financial results, primarily the gain of $81.7 million recognized upon the sale of the Company's INTOOL operations and charges of $103.3 related to other discontinued operations, asset impairments and restructuring of the Refractory Products and Minerals segment. Without regard to these charges, the Company's continuing operations generated losses of $6.5 million in 1998.

Divestiture actions since December 31, 1997, include: sale on March 12, 1998, of INTOOL operations for $229.2 million; announcement in May, 1998, of intention to close the British Jeffrey Diamond (BJD) manufacturing facility in England and exit the BJD processing business, resulting in a $2.4 million charge; announcement on March 9, 1999 of (a) agreement to sell APG Lime operations for $134 million, including assumption of debt of $3.7 million (subject to due diligence and post closing adjustments), and (b) decision to sell the assets and business of Ameri-Forge.

A significant step in the Company's growth strategy for refractory products was taken on July 1, 1998, when Green was merged with the Company upon completion of a previously announced tender offer for all of Green's outstanding shares. The purpose of the acquisition was to consolidate the refractories operations of Green and Harbison-Walker and realize planned annual synergies of at least $22 million. At February 28, 1999, the Company had already achieved annual synergies of approximately $30 million.

In July 1998, following the Green acquisition, the Company announced a restructuring plan involving (i) the aforementioned consolidation of refractories operations, (ii) termination of a refractories plant joint venture in Eufaula, Alabama, and (iii) the integration of CTI's operations with those of Harbison-Walker. The pre-tax charges associated with the restructuring plan aggregated $42.1 million.


RECENT DEVELOPMENTS

Recent Board Actions

On March 29, 1999, the Company announced that its Board of Directors has retained an investment banking firm to assist the Company in exploring alternatives to improve shareholder value. In that regard, the Company's Board authorized management to examine a range of possible transactions which may include a merger or strategic combination. There can be no assurance that any such transaction will be completed or of the terms or timing of any such transaction.

Tender Offer

On October 5, 1998, WHX Corporation (WHX) announced that it had purchased approximately 2.2 million shares of common stock, representing approximately 9.9 percent of the Company. On December 17, 1998, WHX, through its wholly owned subsidiary GT Acquisition Corp (collectively referred to as WHX), commenced an unsolicited tender offer for all of the shares of the Company's common stock (including the related preferred stock purchase rights) that it did not already own at a price of $10.50 per share, net to the seller in cash, without interest thereon. On December 17, 1998 WHX filed its Tender Offer Statement on Schedule 14D-1, including its Offer to Purchase which set forth the terms of its tender offer. The tender offer is subject to numerous conditions, including among others, the Rights Condition, the Supermajority Condition, the Business Combination Condition and the Defensive Action Condition (each as defined in the Offer to Purchase). In response to WHX's unsolicited tender offer, the Company's Board of Directors unanimously rejected WHX's Offer to Purchase, setting forth a number of factors, including the opinion of the Company's independent financial advisors that the $10.50 per share offer price is inadequate from a financial point of view, as more fully discussed in the Solicitation/Recommendation Statement filed by the Company on Schedule 14D-9 with the Securities and Exchange Commission on December 23, 1998. WHX's offer is currently scheduled to expire on April 15, 1999, unless further extended. The Company has retained the services of independent financial and legal advisors to assist it in connection with the WHX offer, and had incurred related costs of approximately $.3 million during the year ended December 31, 1998. As of March 30, 1999, the Company's Board of Directors had not entered into discussions with WHX, or any other potential buyer regarding the consensual sale of the Company, or a substantial portion of its assets (other than those assets disclosed in Note C - "Discontinued Operations").

APG Lime

On March 9, 1999, the Company announced that it had reached a definitive agreement to sell APG Lime for an estimated $134 million (subject to the buyer's due diligence and prior to postclosing adjustments), including the assumption of $3.7 million in debt. APG Lime operates plants in Kimballton, Virginia; Ripplemead, Virginia; and New Braunfels, Texas, and is a 51% owner of Palmetto Lime LLC, which is constructing a lime processing facility in Charleston, South Carolina. The operating results of APG Lime for the period July 1, 1998 (date of acquisition) through December 31, 1998 are presented as discontinued operations. The operating results for the period January 1, 1999 through the date of sale, as well as the gain on sale, will be presented as discontinued operations in 1999. The assets and liabilities of APG Lime at December 31, 1998 have been reflected as "Net Assets Held For Sale," in the accompanying consolidated balance sheet.

Ameri-Forge

On March 9, 1999, the Company's Board of Directors adopted a plan to dispose of the assests and business of Ameri-Forge. Ameri-Forge is comprised of two divisions: Industrial and Construction. The Industrial division is the leading domestic supplier of forged carbon steel flanges -- a critical component in the construction of closed systems for the transportation of liquids and gases. The construction division manufactures track chains, shoes, rollers, sprockets and other equipment used in track-mounted heavy construction vehicles.

In 1997 and 1998, prior to deciding to divest the Ameri-Forge operations, significant capital expenditures were made in an effort to establish the Construction division as a viable and qualified supplier of equipment to aftermarket distributors and dealers as well as original equipment manufacturers in the United States and abroad. The 1998 operating results of Ameri-Forge are presented as discontinued operations and reflect provisions for divestiture-related costs, including employee severance and contract cancellation payments, as well as anticipated losses prior to sale and a charge to reflect the estimated net realizable value of the assets to be sold.

The Company has restated its prior financial statements to present the operating results of Ameri-Forge as discontinued operations. The assets and liabilities of Ameri-Forge at December 31, 1998 have been reflected as "Net Assets Held For Sale," in the accompanying consolidated balance sheet.

Industrial Tool

On March 12, 1998, the Company sold the assets and business of INTOOL for cash consideration of $229.2 million, including certain postclosing adjustments. INTOOL manufactured and sold a line of high-quality pneumatic and electric tools for industrial applications, including assembly and material removal.

In connection with the sale of INTOOL, the Company retained certain pension and postretirement benefits. The Company also retained liability for certain legal claims, primarily for known claims of alleged hearing loss and other injuries associated with the use of the Company's products, and for one-half of any such additional claims made during the five year period following the closing date. See description of these claims in Note N to Consolidated Financial Statements.

Change in fiscal year end

On July 30, 1998, the Board of Directors changed the Company's annual fiscal accounting period end from October 31 to December 31. Accordingly, under the new fiscal year calendar, the Company's quarters are comprised of three calendar months ending March 31, June 30, September 30, and December 31. Formerly, the Company's fiscal quarters were comprised of three calendar months ending
January 31, April 30, July 31 and October 31.

Acquisition of A.P. Green Industries, Inc.

Global acquired A.P. Green Industries, Inc. (Green) effective July 1, 1998.
The acquisition was effected through a public tender offer for Green's outstanding common stock at an offering price of $22.00 per share followed by a merger and resulted in a total net cash purchase price of approximately $199.8 million (net of $2.4 million in cash acquired), including approximately $24.7 million in other direct transaction costs such as severance and other change-in-control benefits, and accounting, legal and financial advisory fees. The purchase price was funded through cash on hand, issuance of the New Senior Notes (as defined in Note L - Notes Payable and Long-Term Debt), and unused lines of credit. The Company has accounted for the acquisition as a purchase, and, accordingly, the results of operations of Green have been consolidated with those of the Company as of July 1, 1998.

Green, together with its subsidiaries, conducted its business primarily in two business segments, Refractory Products and Industrial Lime. On March 9, 1999, the Company announced that it had reached a definitive agreement to sell the Industrial Lime operations. See Note C - "Discontinued Operations" for more information. Green operated a total of 22 plants in the United States, Canada, Columbia, Mexico, the United Kingdom and Indonesia. As more fully discussed below, the Company is currently in the process of closing seven of Green's refractory-producing facilities as part of its integration plans.

The acquisition of Green has allowed the Company to increase its share of worldwide sales of refractory products to the iron and steel sector, and is expected to increase its gross margin on these sales as a result of various cost reductions and manufacturing efficiencies. The Company believes this strategy, while increasing its penetration of the iron and steel market, will reduce its reliance on that sector. Supporting this belief is the fact that, in 1997, iron and steel producers accounted for approximately 55% of Harbison-Walker's sales, whereas sales to this sector made up only 30% of Green's total refractory revenues in the same time period.

The net purchase price has been allocated to the assets and liabilities of Green based on their estimated respective fair market values at the acquisition date. Fair market value of the acquired property, plants and equipment, net pension assets and obligations for other postretirement benefits was determined by independent third parties. The excess of purchase price over the fair market value of net assets acquired was assigned to goodwill, and is being amortized on a straight-line basis over 40 years. The resulting goodwill was allocated entirely to APG Lime, based on an assessment of fair market value of Green's individual business units. The net purchase price was allocated as outlined in Note D - Acquisitions and Divestitures in the accompanying Notes to Consolidated Condensed Financial Statements.

The allocated purchase price included a current liability of approximately $16.7 million, which represents the Company's estimate of direct expenditures to be incurred in connection with the consolidation and integration of certain Green corporate functions and manufacturing facilities. Management's plans encompass the elimination of certain historical expenses of Green, particularly salary, benefits and various other associated direct overhead costs related primarily to the manufacturing, executive, legal, accounting, tax, engineering, sales and marketing functions. Such costs reflect the actual or planned closure and/or sale of seven of Green's manufacturing facilities and the termination of approximately 334 employees. The reserve includes charges for severance, employee relocation costs, and other employee termination payments ($7.3 million); site restoration and other environmental exit costs ($5.2 million); various contract termination costs and other costs directly associated with the consolidation and integration activities ($4.2 million). As of December 31, 1998, approximately $7.9 million had been paid and charged against the reserve (primarily representing severance benefits and cost associated with divestiture of a manufacturing facility in order to address concerns expressed by the Federal Trade Commission). The liability has been established in accordance with the provisions of the Emerging Issues Task Force Release #95-3 (EITF 95-3), "Recognition of Liabilities in Connection with a Purchase Business Combination," and contains estimates of costs under the current plan which, although continually being refined, is expected to be completed within one year of the acquisition date. The reserve does not include those expenditures expected to result from reductions of the Company's own workforce and closing of duplicative Company facilities, as more fully described below under the heading "Restructuring Charges."

RESULTS OF OPERATIONS
---------------------

Fiscal 1998 compared with fiscal 1997 - Overall Summary
-------------------------------------

The Company reported a net loss of $36.0 million or $1.64 per share for the twelve months ended December 31, 1998 compared to a net loss of $4.4 million or $.20 per share for the fiscal year ended October 31, 1997. Special charges of $103.3 million or $4.70 per share were recorded in fiscal 1998 compared to ($36.0) million or ($1.64) per share in fiscal 1997. Also included in 1998 results is an after tax gain of $81.7 million from the sale of INTOOL.

Continuing operations

The Company reported a net loss from continuing operations of $51.0 million or $2.32 per share for the twelve months ended December 31, 1998 compared to a net loss of $24.6 million or $1.10 per share for the fiscal year ended October 31, 1997. The 1998 results from continuing operations include the following charges: restructuring charges of $36.9 million; impairment of long-lived assets (primarily goodwill) of $23.3 million; charge related to the 1997 divestiture of the Marion Power Shovel Company $7.7 million; inventory write downs of $3.8 million recorded in the Refractory Products and Minerals segment as a component of cost of sales; equipment repair and maintenance costs related to plant consolidations of $2.6 million recorded in the Refractory Products and Minerals segment as a component of cost of sales; and a charge of $2.4 million to provide for the shut-down costs associated with the BJD manufacturing facility in England. In addition, the 1998 results of operations include six months of the operating results of Green (excluding APG Lime) and twelve months of the operating results of Aken. Excluding these charges, the Company reported a net loss from continuing operations of $6.5 million or $.30 per share in 1998.

Included in the 1997 results from continuing operations is a special charge of $43.5 million related to the divestiture of Marion Power Shovel Company, the underground mining business of BJD, and the Company's 50% partnership interest in KOMDRESCO. Also included in 1997 results is a charge of ($3.0) million as a result of a write-down of certain assets (primarily inventory) within the Specialty Products segment and a $2.7 million charge for the severance of 72 employees in the Refractory Products segment. Excluding the charges mentioned above, the Company reported a net profit from continuing operations of $11.4 million or $.52 per share for the fiscal year ended October 31, 1997.

Including Green and Aken, revenues for the twelve months ended December 31, 1998, of $496.0 million increased $60.9 million, or 14% from $435.1 million in 1997. Segment operating results from continuing operations for the twelve months ended December 31, 1998, $15.8 are down $17.5 million, or 53% from $33.3 million in 1997. Segment revenues and operating results are discussed individually below under the heading "Segment Results".

General corporate expenses for the twelve months ended December 31, 1998, of $22.3 million increased $6.4 million, or 40% from $15.9 million in 1997. Increases are primarily attributable to one time costs associated with the year end change, an increase in net expense relating to asbestos claims and general and administrative cost increases at corporate headquarters. In the fourth quarter of 1998, the Company reduced its corporate staff by 18%.

Interest expense of $11 million increased $3.5 million, or 47%, from $7.5 million in 1997. The increase reflected the higher level of debt through 1998 compared to the prior year.

Other - net expense for the twelve months ended December 31, 1998, of $2.3 million increased $.6 million, from $1.7 million for the twelve months ended October 31, 1997, primarily reflecting $2.4 million in accrued costs incurred on the closure of the BJD operation in England in April, 1998.


Discontinued operations

Included in 1998 results from discontinued operations are the following: twelve months of operating results for Ameri-Forge, six months of operating results for APG Lime which was acquired on July 1, 1998 and operating results for INTOOL through March 12, 1998. Also reported in discontinued operations is a gain on the sale of INTOOL of $81.7 million, net of tax, offset by the accrual of an expected loss on the disposal of Ameri-Forge of $58.8 million, net of tax. Included in 1997 results from discontinued operations are twelve months of operating results for Ameri-Forge and INTOOL.

Restructuring charges

During the year ended December 31, 1998, the Company recognized a pre-tax charge of $36.9 million, of which $31.7 million was recorded during the nine month period ended September 30, 1998 and the remaining $5.2 million was recorded during the fourth quarter of 1998, to reorganize and restructure its Refractory Products and Minerals operations. In addition, the Company recognized a $3.8 million inventory write-down, and approximately $2.6 million in equipment repair and maintenance costs related to plant consolidations, both of which were recorded as a component of cost of sales. The restructuring consisted primarily of four parts: (i) the merging and integration of operations of Harbison-Walker and Green, (ii) the termination of a joint venture, (iii) charges pertaining to the consolidation and integration of CTI into Harbison-Walker and (iv) other cost reduction measures taken at the Company's corporate headquarters.

Concurrent with the acquisition of Green, management initiated plans to consolidate and integrate the operations of both companies through workforce reductions and the closure of duplicative facilities. During 1998, the Company announced the closure of three Harbison-Walker manufacturing facilities in the United States and the transfer of a production process from one plant to another. The Company has recorded a $28.1 million charge for the entire plan, which includes the termination of approximately 391 employees (of which, approximately 338 had been terminated at December 31, 1998). Amounts contained within the restructuring include charges for severance (both statutory and contractual), pension plan curtailment losses and other employee termination payments ($9.9 million); adjustments to reflect affected property, plant and equipment at their estimated value (less costs to sell), and site restoration costs ($9.5 million); adjustments to reflect inventory of discontinued product lines at estimated net realizable value ($2.2 million, charged to cost of sales); repair and maintenance costs associated with equipment transferred from closed plants ($2.6 million, charged to cost of sales) and other estimated holding costs of vacated facilities and contract terminations ($3.9 million).

In addition, during the third quarter, the Company decided to terminate a 50% owned refractory plant joint venture and is in the process of closing the facility it operates. The venture had produced calcium aluminates (as slag conditioners for the steel industry) and lightweight refractory grains for which the venture was unable to generate satisfactory sales or margins. As a result, an $11.5 million charge was recorded during the third quarter of 1998, which included the write down of the Company's investment in, and net receivable from the joint venture ($7.1 million); severance, pension plan curtailment loss and other payments resulting from the termination of approximately 25 employees ($0.9 million); write down of Company-owned property, plant and equipment utilized solely by the joint venture to their estimated fair values (less costs to sell), and site restoration costs ($1.2 million); adjustments to reflect Company-owned inventory of discontinued product lines at estimated net realizable value ($1.6 million, charged to cost of sales); and various other exit costs, including contract termination penalties ($0.7 million).

Management has also finalized plans to consolidate the manufacturing and administrative functions of CTI with those of Harbison-Walker. The move is being made in an effort to reduce costs and improve productivity and asset utilization by eliminating duplicative functions and taking advantage of existing facilities' excess capacity. Consequently, the Company recognized a charge of $2.5 million during 1998. The charge consisted primarily of employee severance and contract termination costs.

The remaining $1.2 million in charges represents severance benefits related to the approximate 18% staff level reduction at the Company's corporate headquarters, located in Dallas, Texas.

The aforementioned charges are reflected in the accompanying consolidated statement of operations under the caption "Restructuring Charges", with the exception of $3.8 million of inventory write-downs and $2.6 million in equipment repair and maintenance costs, which are included in cost of sales. The Company estimates that actions it has already taken will generate annualized cost savings in excess of $30 million as a result of its restructuring plan (inclusive of actions taken regarding the former Green facilities), and expects additional cost savings to result from further planned actions. As discussed under segment information, however, the Company's results of operations have yet to reflect the full impact of these savings due to the decrease in sales from historical levels.

Management expects to complete all parts of the restructuring plans by the end of 1999, with the majority of the remaining cash expenditures to occur during the first half of 1999. Given the nature of the costs reflected herein, increases or decreases may be necessary throughout the tenure of the Company's restructuring plans. Any such changes will be reflected in the statement of operations as incurred, and classified in the manner discussed above.

The Company is also estimating that approximately $11.3 million of additional cash expenditures associated with these plant closures and consolidations will be incurred throughout 1999. These additional costs consist primarily of equipment repairs and capital expenditures associated with plant reconfigurations and relocating machinery and equipment to continuing manufacturing facilities. Approximately $3.3 million (pre-tax) will be charged to earnings as incurred, with the remainder recorded as an increase to property, plant and equipment.

Impairment of goodwill and other long-lived assets

During the third quarter of 1998, the Company recognized a pre-tax impairment loss of $23.3 million reflecting management's estimates that actual operating cash flows will be insufficient to recover the carrying amount of goodwill and other long-lived assets. The loss, which is presented under the caption titled "Impairment of long-lived assets" on the accompanying consolidated condensed statements of operations, represents an impairment of goodwill generated in the 1996 acquisition of CTI ($22.0 million) and the write down of the carrying amounts of various permanently idled machinery and equipment at the Harbison-Walker division ($1.3 million).

Depressed copper, zinc and nickel prices, the ongoing economic disruption in the Asia-Pacific region and additional market knowledge gained through CTI's alliance with Anticorrosivos Industriales Ltd. ANCOR caused the Company to reassess the carrying value of long lived assets (primarily goodwill) at CTI. The estimated expected future cash flows (undiscounted and without interest) of CTI was less than the carrying amount of goodwill. Accordingly, an impairment loss was recognized for the excess of the carrying amount of the impaired assets over their respective fair market values. Estimated fair market value was based on the discounted expected future cash flows from the use of these assets. The impairment loss recognized was allocated entirely to goodwill, resulting in a remaining net carrying value of approximately $14 million at December 31, 1998. In addition, the Company changed the estimated remaining useful life of goodwill from approximately 37 years to 10 years, to reflect management's reassessment of the CTI business. As a result, the related amortization expense will increase from approximately $1 million per year to $1.4 million per year, prospectively, beginning in 1999.

Change in accounting principle

The Company adopted AICPA Statement of Position 98-5, (SOP 98-5) "Reporting on the Costs of Start-Up Activities." The effect of the change is reflected as a cumulative effect of change in accounting in the Transition Period ended December 31, 1997.

Special Charges

In 1998, the Company recognized a pre-tax charge of $7.7 million in addition to the pre-tax charge of $43.5 million recognized in 1997 primarily relating to the sale of the assets and business of Marion Power Shovel Company (Marion). The 1998 charge relates to retained assets and liabilities pursuant to the sale agreement including maintenance and disposal of manufacturing and warehouse facilities in Ohio certain benefit plans for retired employees; certain warranty claims and other general indemnity claims. In 1997, the Company estimated those future obligations, however the carrying costs of the retained real property over a longer period of time along with estimated selling costs for their ultimate disposition are expected to exceed the 1997 estimates. The Company believes that the 1998 charge of $7.7 million will be adequate for future obligations, excluding periodic costs for the maintenance of retained benefits plans.

Fiscal 1997 compared with fiscal 1996

The Company reported a net loss in 1997 of ($4.4) million, compared to net earnings of $45.4 million in 1996, an unfavorable variance of $49.8 million. From continuing operations, the Company reported net earnings of $11.4 million before special charges, restructuring and inventory write downs of $36.0 million, compared to net earnings of $26.6 million in 1996.

Consolidated revenues from continuing operations of $435.1 million decreased ($64.9) million or 13% from $500 million in 1996. The decrease is primarily due to the divestiture of certain non-core businesses, primarily Marion, which reduced revenues in 1997 by $116.3 million from 1996. The decrease was offset by increased revenues in the Refractory Products and Minerals segment of $33.7 million (primarily project revenue) and increased revenues in other continuing operations, primarily CTI, of $18 million.

Included in the 1997 operating results of $33.6 million is a special charge of $43.5 million related to the divestitures of Marion Power Shovel Company, the underground mining business of BJD, and the Company's 50% partnership interest in KOMDRESCO. Also included in 1997 results is a charge of $3.0 million as a result of a write-down of certain assets (primarily inventory) within the Specialty Products segment and a $2.7 million charge for the severance of 72 employees in the Refractory Products and Minerals segment. Excluding these charges, the Company reported a net profit of $11.4 million or $.52 per share compared to a net profit of $26.6 million for the period ended October 31, 1996. The decrease of $15.2 million from 1996 to 1997 is primarily due to the divestiture of Marion and other non-core businesses $6.8 million, lower profit margins on sales of mineral products including mineral property sales $5.5 million, higher interest expense in 1997 of $1.9 million and differences in foreign exchange gains from 1996 to 1997 of $2.6 million.

Interest expense of $7.5 million in 1997 increased $1.9 million, or 34% from $5.6 million in 1996. The increase reflected the higher level of debt throughout the fiscal year compared to the prior year.

Other, net was an expense of $1.7 million for 1997 compared to income of $8.9 million in 1996. The 1997 expense primarily reflects the $2.7 million restructuring charge for the Refractory Products and Minerals segment. Net income of $8.9 million in 1996 included miscellaneous asset sales of $3.2 million, a favorable foreign exchange gain of $2.6 million and earnings from partnership operations of $2.3 million.

The income tax provision, or benefit, was a benefit in fiscal 1997 of $2.3 million, or 35 percent of losses before taxes, compared to a provision of $10.0 million, or 18 percent of earnings before taxes, in 1996. The 1996 tax provision included a benefit of $9.1 million relating to valuation allowance adjustments, that relate primarily to reassessments of the Company's ability to realize the related deferred tax assets based upon continued worldwide profitability of the Company. Due to the losses before taxes in fiscal 1997, the valuation allowance on these tax related deferred assets was not adjusted in fiscal 1997.

The Company's consolidated backlog of unshipped orders from continuing operations was $96.0 million at October 31, 1997, compared with $84 million at October 31, 1996, an increase of $12.0 million, or 14 percent. The increase is primarily attributable to project orders for the Refractory Products and Minerals segment.

INDUSTRY SEGMENT ANALYSIS
-------------------------

Refractory Products and Minerals Segment
----------------------------------------

The table below shows revenues and operating profits for the Refractory Products and Minerals Segment whose operation are conducted through Harbison-Walker and its affiliates, including Refmex, the largest Mexican producer of refractory products, and RECSA, the largest supplier of refractory products to the Chilean copper and steel markets. Effective June 2, 1997, the Company acquired all of the refractory related assets of Lota-Green in Chile for $13.6 million, which, combined with RECSA, added production capacity and extended the penetration of the Company's refractory products into other South American countries included in the Mercosur trade agreement. On December 31, 1997, the Company acquired all of the outstanding shares of Magnesitwerk Aken GmbH (Aken) or ("Aken"), a refractory products company located in Aken, Germany, for approximately $8.4 million (including $2.0 million which may be payable over a three year period if certain earnings considerations are met). On July 1, 1998, the Company acquired all of the outstanding shares of A.P. Green Industries, Inc. for $199.8 million (net of $2.4 million in cash acquired).
See Note D to the consolidated financial statements for further information.


In millions of dollars                              1998        1997       1996
----------------------                              ----        ----       ----

Segment revenues                                   $444.2      $365.1     $331.4
Segment operating profit                             15.0        31.9       39.2


For 1998, the Refractory Products and Minerals segments were combined in accordance with Statement of Financial Accounting Standards No. 131 (FAS131), "Disclosures about Segments of an Enterprise and Related Information," which the Company adopted for the fourth quarter of 1998.

Revenues for the twelve months of $444.2 million increased $79.1 million, or 22%, from $365.1 million in 1997. The increase in revenues resulted primarily from the acquisitions of Green and Aken, which contributed $126.7 million through December 31, 1998. Also contributing to the increases, although to a lesser extent, were full year revenues of Lota Green. Excluding the contributions from Green and Aken, revenues decreased $47.6 million, or 13%. The decrease was primarily due to the lack of repeat project revenue of $29.8 million recognized in 1997 for two coke oven projects - a blast furnace project and a cement project. By the end of first quarter of 1999, the company had already booked $17 million in project sales which will ship throughout the year revenues in 1998 were further reduced by approximately $8.7 million due to a sharp rise in the fourth quarter of 1998 in United States and Mexico steel imports from China, Brazil, Southeast Asia and the former Soviet Union , due to economic conditions in these regions, and a comparatively strong U.S. dollar. Also contributing to lower sales was the effect of prevailing exchange rates between the U.S. dollar and European currencies on Harbison-Walker's ability to competitively price exports of minerals.

Green's sales were short of the Company's expectations for the six months following the acquisition on July 1, 1998 due in part to the factors discussed above, as well as a temporary reduction in employee productivity related to the combination of the Green and Harbison-Walker refractories businesses. There was also a shifting of purchases by some Green and Harbison-Walker customers to alternative suppliers during the early part of the business integration period and a withdrawal by Harbison-Walker from certain low margin or negative margin sales accounts. By the end of 1998, sales disruptions from the acquisition had decreased and customer bookings began to recover.

Operating results for 1998 of $15.0 million were down $16.9 million, or 53% from $31.9 million in 1997. Operating results for the last six months of the year include those of Green and Aken which reported a loss of $2.1 million in 1998 for the full year. Also contributing to operating results in 1998 was the full year effect of Lota Green. Excluding the net loss from Green and Aken, operating results decreased $14.8 million, or 46% from 1998. The decrease is primarily the result of the following: (i) the effect of the aforementioned sales decreases particularly the absence of project contracts and pricing pressures, (ii) recognition of approximately $3.8 million in inventory write-downs during the third quarter of 1998 as part of the Company's overall restructuring plan, (iii) recognition of approximately $2.6 million in equipment and inventory relocation costs in the fourth quarter of 1998 as part of the Company's overall restructuring plan, and (iv) increased depreciation of $3.3 million. The decreases were partially offset by operating earnings of Lota Green and manufacturing efficiencies as well as and general and administrative cost savings during the year, resulting from the combination of Company and Green. By the end of 1998, the Company had achieved approximately 90% of targeted synergies between Harbison-Walker and Green through workforce reductions and plant rationalization projects. The financial impact of those cost reductions will be realized in 1999 and subsequent years.

In fiscal 1996, the peso exchange rate dropped 10 percent from $.14 per Mexican peso to a little more than $.12 per Mexican peso. From the latter part of December 1994, through the end of October 1995, the peso exchange rate fell from approximately $.29 to $.14 per new Mexican peso. This devaluation resulted in a reduction in the net book value of Refmex of $38.1 million in fiscal 1995 and $3.3 million in fiscal 1996 for a total accumulated devaluation of $41.4 million which is reflected in the cumulative translation adjustment.

Statement of Accounting Standards No. 52 ("FAS 52") requires that operations in highly inflationary economies be accounted for as if the functional currency of the operations were the U.S. dollar. The Company began reporting its Mexican operations as highly inflationary beginning with the quarter ended April 30, 1997. Beginning January 1, 1999, the Company will cease to report the results of operations in Mexico as highly inflationary, since cumulative inflation in Mexico over the past three years is less than 100%.

All Other
---------

The table below shows revenues and operating profit for all other businesses of the Company including Shred Tech, Jeffrey, and CTI. This segment produces processing and recycling products used in various industrial markets and advanced engineered polymer concrete shapes, including single piece polymer concrete electrolytic refining cells used in the copper and other non-ferrous metals refining industries.


In millions of dollars                                        1998         1997         1996
----------------------                                        ----         ----         ----

Segment revenues                                              $47.5        $63.6       $50.8
Segment operating profit                                         .8          1.4         4.0


Revenues for the twelve months of $47.5 million were down $16.1 million, or 25% from $63.6 million in 1997, due primarily to the effect of copper pricing on the CTI business. The processing and recycling business also reported a decrease primarily due to, customer deferral into 1999 of delivery of a computer scrap system built in 1998 by ShredTech.

Operating earnings (loss) for the twelve months ended December 31, 1998 of $.8 million were down $.6 million from 1997's earnings of $1.4 million. Operating results for 1997 included an unusual adjustment of $3.0 million, representing an inventory write-off at the Processing group. Excluding the unusual charges in 1997 and 1998, operating results decreased $3.6 million or 82% primarily due to sales decreases from the CTI business described above offset by margin improvements and operating cost decreases in all operations.

The significant drop in copper, zinc and nickel commodity prices since the last quarter of 1997 has had a material adverse effect on operating results of this segment for 1998. Also, economic conditions in Asia stalled sales of nonferrous metals refining equipment and, as a result, depressed CTI sales and operating profits. CTI has taken steps to attempt to decrease its dependency on the nonferrous metal markets by forming a worldwide business alliance with a competitor ANCOR, which is intended to increase sales to other polymer concrete markets, including pulp and paper, food processing, and chemical processing. The alliance is also intended to permit the partners to negotiate reduced raw material costs with its vendors, and to lower operating costs by closing or consolidating plants which had operated at lower levels of capacity utilization. In addition, the Company in conjunction with a licensee, is in the preliminary stages of marketing polymer concrete pipe products for the municipal wastewater market through its Polymer Pipe Technology Venture.

The Company has also taken steps to consolidate the manufacturing and administrative functions of the CTI/ANCOR alliance with those of Harbison-Walker. This move was made in further effort to reduce costs and improve productivity and asset utilization through elimination of duplicative functions and facilities. CTI expects to begin realizing the benefits of this move in 1999. Although the integration with Harbison-Walker and reduced raw material costs are expected to positively impact operating results over the next twelve months, a significant increase in CTI sales volume is not expected until copper prices recover.

The aforementioned events and circumstances affecting the markets in which CTI operates, including knowledge of market conditions gained from the alliance with ANCOR, caused the Company to reassess the carrying value of the CTI business under FAS121, "Impairment of Long-Lived Assets." Accordingly, the Company recognized a pre-tax charge of $22 million during the third quarter of 1998, representing an impairment of CTI long-lived assets (see Note H in the accompanying footnotes to the condensed consolidated financial statements for more information).

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
----------------------------------------------------

Cash and cash equivalents were $ 8.4 million at December 31, 1998, ($6.5) million (44%) lower than at October 31, 1997. Net cash used by operating activities was $80.3 million during the year ended December 31, 1998, reflecting the operating loss from continuing operations coupled with working capital increases. The increase in working capital during the period is due primarily to increase in discontinued operations (13.0), increase in asbestos insurance recoveries ($21.3) million, decreases in accounts payable, and other accrued liabilities ($40.5 million) and increase in accounts receivable from affiliates ($7.0) million. The aforementioned increases in working capital were offset, in part, by a $ 6.9 million decrease in receivables and a $2.9 decrease in inventories from continuing operations.

Excluding the net assets held for sale, the Company's current ratio at December 31, 1998 of .97 to 1 was 33% lower than October 31, 1997, primarily resulting from the reclassification of $175 million of debt outstanding under revolving credit facilities to current liabilities (as discussed below).

Net cash used in investing activities was $36.5 million and $19.1 million for the years ended December 31, 1998 and October 31, 1997, respectively. Capital expenditures remained relatively constant at $59.3 million compared to $64.4 million, respectively, in the Refractory Product and Minerals segment. Approximately 25% of capital expenditures during the year ended December 31, 1998 were made by the Company's refractory companies. Cash used for capital expenditures was offset, in part, by approximately $230 million in proceeds from the sale of INTOOL, net of approximately $199.8 million (net of cash required) in cash used to fund the Green acquisition.

Net cash provided by financing activities was $103.9 million and $8.4 million for the year ended December 31, 1998 and October 31, 1997, respectively. The significant increase primarily reflects borrowings to fund capital expenditures, the acquisition of Green and working capital needs, net of proceeds received from the sale of INTOOL. At December 31, 1998, the Company had total debt of $379.3 million (including approximately $40 million assumed in the Green acquisition), resulting in a total debt to total capitalization ratio of .62 to 1, and a total debt to stockholders' equity ratio of 1.61 to 1. The comparable amounts for the year ended October 31, 1997, were total debt of $199.0 million, total debt to total capitalization of .41 to 1 and total debt to stockholders' equity of .70 to 1. The resulting decreases primarily reflect losses incurred in 1998.

During the third quarter of 1998, the Company obtained a three-year $215 million unsecured variable rate revolving credit facility ("Credit Facility") with a syndicate of banks and issued, in a private placement $75 million in unsecured notes bearing a fixed rate of interest of 6.83% per annum, with the entire principal balance due on June 30, 2008. On October 2, 1998, the Company issued an additional $25 million in unsecured notes in a private placement bearing a fixed rate of interest of 7.05% per annum, with the principal balance due in equal annual installments of $5 million, beginning on October 2, 2006 and ending on October 2, 2010.

At December 31, 1998 the Company had $175 million outstanding under the Credit Facility and $175 million in private placements, including the $100 million of senior notes issued in 1998, as discussed above (collectively referred to herein as the "Private Placements"). These issues contain certain affirmative and negative covenants which, among other matters, require compliance with various financial ratios and thresholds (customary in such agreements). The Credit Facility and Private Placement agreements also include provisions whereby an event of default under any of the Company's other debt agreements may also constitute an event of default under these agreements. As a result of losses sustained from continuing operations and the loss on disposal resulting from the decision to sell Ameri-Forge, the Company amended certain provisions of the Credit Facility and Private Placement agreements as of December 31, 1998. The primary effect of the amendment on the Credit Facility was to (i) lower the required minimum consolidated net worth limit from $280 million to approximately $215 million through July 31, 1999, which increases to $325 million on August 1, 1999, and continues at such level thereafter and (ii) reduce the facility from $215 million to $140 million upon consummation of the APG Lime sale. The Private Placement agreements were amended to provide for; (i) a reduction in the required minimum consolidated tangible net worth limit, as defined from $280 million to approximately $215 million, which increases to $325 million on July 31, 2000 and (ii) an increase in the maximum amount of debt to capitalization from 55% to 64%, decreasing to 45% over the next 12 months. In addition, the Private Placement agreements require the Company to replace or otherwise terminate its existing Credit Facility by no later than August 1, 1999, in order to avoid incurring additional interest. If the Company does not, the effective interest rate on all notes issued under the Private Placements will increase by 400 basis points, and the Company will be required to pay a one-time fee of $875,000.

Management believes that if the Credit Facility is not replaced or renegotiated by August 1, 1999, the Company will be in technical default of the covenant to attain a minimum amount of consolidated net worth of $325 million by that date. As a result, the Company has classified the $175 million outstanding under the Credit Facility as a current liability in its consolidated balance sheet at December 31, 1998, as required by the Emerging Issues Task Force release #86-30, "Classification of Obligations When a Violation is Waived by the Creditor" ("EITF 86-30"). The Company has classified the $175 million outstanding under the Private Placements as long-term in accordance with EITF 86-30. However, if the Company (i) fails to meet the minimum consolidated net worth limit of $325 million at August 1, 1999 or (ii) fails to replace, renegotiate or otherwise terminate the Credit Facility by August 1, 1999, a "cross default" is probable under the Private Placements and will cause indebtedness under them to be classified as current at that time. If such an event occurs, the Company will either have to refinance its existing indebtedness, or it will have to seek alternative sources of funding including, but not limited to, additional asset sales, private and/or public placements of debt, a secondary equity offering, or some combination thereof. There can, however, be no assurance that such actions will be successful, or that such funding will be available to the Company at that time.

The Company had $8.4 million in cash and cash equivalents on hand at December 31, 1998, and committed and discretionary unused lines of credit of $60.4 million. The Company's net working capital deficiency (excluding assets held for sale) was approximately $17 million at the end of 1998, primarily as a result of the classification of amounts outstanding under the Credit Facility as a current liability. Although there can be no assurance, based on its current financial forecasts management believes that internally-generated funds and borrowings under existing credit facilities will be adequate to meet its principal and interest obligations, working capital and capital expenditure requirements during 1999 (in the absence of an acceleration of principal payments under the Credit Facility and Private Placements, as discussed above). However, such current sources of funds may not be adequate to meet these obligations and/or support the Company's growth strategy beyond 1999. To partially address this situation, and to further its strategy of focusing primarily on its core refractory businesses, on March 9, 1999 the Company announced that it had entered into a definitive agreement to sell the APG Lime operations for $134 million, including $130.3 million in cash subject to due diligence by the buyer and post-closing adjustment. Management expects the sale to be completed in May 1999. The Company also announced at that time its intent to sell the assets and business of Ameri-Forge, which management expects to be complete by the end of 1999. The Company has been actively marketing the Ameri-Forge operations to potential buyers, and management believes the Company will realize significant proceeds from the divesture, although less than their net book value. See NOTE - C "Discontinued Operations" in the Notes to consolidated financial statements, contained in Item 8 - Financial Statements, of this Form 10-K, for more information on these planned divestiture. The Company plans to use the majority of the proceeds from the aforementioned divestiture to reduce indebtedness and/or repurchase Company common stock.

In addition, the Company plans to renegotiate the terms of the Credit Facility by August 1, 1999 or refinance indebtedness thereunder on terms which would be more consistent with the Company's current organizational structure and capital requirements. Management believes, based on preliminary discussions with the banks within the syndication, that the Company will be able to reach a satisfactory agreement by August 1, 1999 and avoid the covenant breach discussed above. The new agreement will, in all likelihood, contain terms that differ from those included in the Credit Facility's current agreement, possibly materially. The results of the Company's efforts to sell APG Lime and Ameri-Forge will have a significant effect on its ability to renegotiate or refinance the Credit Facility by August 1, 1999. There can be no assurance that such attempts will be successful.

Risk management

From time to time, the Company utilizes various derivative financial instruments, in order to limit its exposure from changes in foreign currency exchange rates, commodity prices and interest rates. In September 1998, the Company entered into two interest rate swap contracts, the objective of which was to convert a portion of its variable interest rate debt to fixed rate. These contracts have a total notional principal amount of $75 million and mature in approximately three years. The terms of the swaps provide for the Company to pay a fixed amount quarterly, based on an annual weighted average interest rate of approximately 5.20%. In exchange, the Company will receive a variable amount based on LIBOR, as reset quarterly. The Company has designated these contracts as hedges of $75 million in variable rate debt currently outstanding under its Credit Facility, which has been drawn under the LIBOR-based borrowing option. Accordingly, gains and losses realized under the swap agreements will increase or reduce interest expense recorded under the Credit Facility. The swaps, therefore, serve to "fix" the underlying component of a portion of the Credit Facility susceptible to market fluctuations, (i.e. the LIBOR component). The interest rate applicable to LIBOR borrowings under the Credit Facility may still fluctuate despite these hedging arrangements depending upon changes in the Company's ratio of Funded Debt to EBITDA. These contracts did not have a material impact on the Company's results of operations for the year ended December 31, 1998. Fair market value of the contracts, as obtained from the respective banks, was approximately ($.3 million) at December 31, 1998.

BACKLOG
-------

The Company's backlog of unshipped orders from continuing operations at December 31, 1998 was $128 million compared to $96 million on October 31, 1997. Backlog by segment was as follows:


In millions of dollars                                                1998        1997        1996
----------------------                                                ----        ----        ----

Refractory Products and Minerals                                       $118       $ 77        $ 61
All Other                                                                10         19          23
                                                                       ----       ----        ----
Total                                                                  $128       $ 96        $ 84
                                                                       ====       ====        ====




New Accounting Standards
------------------------

See NOTE S - "RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS" in the Notes to consolidated condensed financial statements, contained in Item 8 - Financial Statements, of this Form 10-K.

EFFECT OF THE EURO

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies ("legacy currencies"), and adopted the Euro as their new common legal currency. As of that date, the Euro now trades on currency exchanges, and the legacy currencies remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002.

During this transition period, electronic payments can be made in the Euro, and parties can elect to pay for goods and services, and transact business using either the Euro or a legacy currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro notes and coins and withdraw all legacy currencies from circulation.

The Company is currently assessing the effect of the Euro on its pricing/marketing strategy, existing contracts and its information systems. The Euro conversion may effect cross-border competition by creating cross-border price transparency and, as a result, the Company's currency risk for operations in participating countries (primarily the Company's refractory operations in Aken, Germany) may be reduced. In addition, the Company is implementing new accounting, finance and operating systems, which are fully equipped to operate effectively in the Euro environment. These systems are expected to be fully implemented by mid-1999. The Company will continue to evaluate issues involving the introduction of the Euro, but based on current information and the Company's current assessment, the Euro conversion is not expected to have a material effect on its business or financial condition.

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

Plans for achieving Year 2000 compliance were finalized during 1997, and implementation work was underway by December 31, 1997. The initial phases of this work, an inventory and assessment of potential problem areas, have been essentially completed. Modification and testing phases continue, with most required system modifications to mission critical systems planned for completion by July 1, 1999. The Company has already completed its information systems implementation/modification for its domestic and Canadian operations, and Refmex, Recsa, and Aken are scheduled to be completed by the end of the second quarter of 1999. A significant portion of the Company's direct risk in the information system area will be mitigated by the implementation of new accounting, finance and operating systems, which is expected to be completed by mid-1999. Although not purchased specifically for the purpose of avoiding such risks, these systems are, nevertheless, fully "Year 2000" compliant.

With respect to embedded technology other than information systems, the Company has assessed its risk of major malfunctions to be relatively low at its continuing operations, since most of its production machinery and equipment is not numerically controlled. In any event, non Year 2000 compliance would have only a minimal impact on manufacturing capacity. However, as a precautionary measure, the Company plans to curb the use of kilns at its refractory operations on December 31, 1999 and January 1, 2000, in order to prevent potential disruptions. This act is not expected to have a material impact on the Company's results of operations. Ameri-Forge has several numerically controlled machines, such as presses, rolling mills, heat treatment equipment and multi-dimensional drills and lathes; most of which has been purchased within the last 36 months. The Company is currently working with the equipment's manufacturers to obtain Year 2000 compliance information, testing is substantially complete for Refractory Products and Minerals Division, and is underway at Ameri-Forge.

Attention has also been focused on compliance attainment efforts of vendors and others, including key system interfaces with customers and suppliers. Most key suppliers and business partners have been, or will be contacted for clarification of their Year 2000 plans. These surveys were completed in the U.S. in January 1999 and surveys for international operations are expected to be
completed by May 1999.   Notwithstanding the efforts described above, the
Company could potentially experience disruptions to some aspects of its various activities and operations, including those resulting from non-compliant systems utilized by unrelated third party governmental and business entities, for example, banks and suppliers and other businesses on which the Company's vendors and customers rely to conduct operations.

Management believes that most potential malfunctions occurring within its information systems environment can be mitigated with manual processing of transactions. However, the risk of disruptions to operations caused by non-Year 2000 compliant systems of customers, suppliers, and unrelated third parties remains. Likewise, the Company does not have contingency plans in place to envoke, should such an event, or series of events occur. The possibility does therefore exist that any such disruptions could have a material adverse effect on the Company.

The Company does not anticipate any consequential warranty and/or product liability claims arising from the use of embedded microprocessor technology in its products.

The Company expenses all Year 2000 costs as incurred. Through December 31, 1998, less than $100,000 of costs had been incurred in the Company's efforts to achieve Year 2000 compliant systems (exclusive of costs associated with the purchase and installation of new hardware and software, more fully discussed above). The ultimate total cost to the Company of achieving Year 2000 compliant systems is currently estimated to be less than $500,000, to be expended primarily over the 1998-1999 timeframe. The Company has increased its overall information systems budget to accommodate the aforementioned Year 2000 compliance projects, but has not delayed other critical information systems work due to these efforts. Incremental costs incurred strictly due to Year 2000 compliance issues are not expected to have a material impact on the Company's results of operations, financial condition or liquidity.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk


The Company has market risk exposure arising from changes in interest rates and foreign exchange rates. The Company has, from time to time, used financial instruments to offset such risks. Financial instruments are not used for trading or speculative purposes.

The Company's earnings are affected by changes in short-term interest rates as a result of borrowings under its revolving credit facility which bear interest based on floating rates (LIBOR) plus a fixed spread, based on the Company's ratio of Funded Debt to EBITDA. The Company has entered into interest rate swaps to offset the impact of a significant rise in interest rates on its floating rate debt and may do so in the future. At December 31, 1998, the Company had $175 million of these debt obligations outstanding with variable interest rates with a weighted average interest rate of 7.10%. A hypothetical 10% increases the effective interest rate, assuming the debt levels of December 31, 1998, would change interest expense by approximately $936,000. As of December 31, 1998 and 1997, the Company had $75 million, and $10 million, of interest rate swaps in place, respectively.

The Company's foreign operations primarily use their local currency as their functional currency, with the exception of Chile, Indonesia and Mexico, which, as of December 31, 1998, utilized the US dollar as functional currency. Subsequent to December 31, 1998, Mexico switched back to the Mexican peso as its functional currency, as Mexico was no longer deemed hyperinflationary.

For subsidiaries that utilize their foreign currency as the functional currency, foreign currency transaction exposures relate to both accounts receivable and accounts payable denominated in currencies other than the functional currency, as well as US dollar payables and receivables and receivables to and from the parent company. Gains and losses arising from these exposures flow directly through the subsidiary's income statement, and are captured by the parent company upon consolidation. Separately, foreign exchange gains and losses from Balance Sheet translations of subsidiaries flow monthly to the Accumulated Translation Adjustment line of the parent's balance sheet, and will not effect the reported income of the company until the sale or other disposition of the foreign subsidiary.

Foreign subsidiaries that utilize the US dollar as their functional currency recognize foreign exchange gains and losses in earnings. Foreign currency transaction exposure relates primarily to foreign currency denominated accounts receivable and accounts payable.

In certain situations, the Company uses foreign currency borrowing as a hedge against foreign denominated net assets. As of December 31, 1998 the Company had Canadian dollar loans of approximately $836,000, and Belgian franc loans of approximately $256,000. Further, the Company sometimes enters into foreign currency swaps to offset the risk associated with foreign denominated accounts receivable and accounts payable. As of December 31, 1998 the Company had swaps in place to convert Japanese yen denominated receivables of JPY 99 million into a combination of approximately 632,500 Australian dollars and $372,100 US dollars.

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

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

Information with respect to Directors of the Company is set forth in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 28, 1999, under the caption "Election of Directors", and is incorporated herein by reference. Information with respect to Executive Officers of the Company is set forth below.

                       EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth-certain information as of January 1, 1999, concerning the persons who are Executive Officers of Global.


       Name and Age                           Position and Offices with the Company
       ------------                           -------------------------------------

  Rawles Fulgham (71)           Chairman of the Board and Chief Executive Officer, Global
                                Industrial Technologies, Inc., since 1998; Senior Advisor,
                                Merrill Lynch & Co. Inc., since 1989; Advisor to certain
                                Committees of the Board of Directors of Dorchester Hugoton
                                Limited, since 1995.

  Graham L. Adelman (49)        President and Chief Operating Officer, Global Industrial
                                Technologies, Inc., since 1998; Secretary, 1996-98 and Senior
                                Vice President and General Counsel, 1995-98, Global Industrial
                                Technologies, Inc.; Senior Vice President, General Counsel and
                                Secretary, The Western Company of North America, 1990-95.

  Alfred L. Williams (55)       Senior Vice President and Chief Financial Officer, Global
                                Industrial Technologies, Inc., since 1998; Vice President and
                                Chief Financial Officer, Moorman Manufacturing Co., 1998; Vice
                                President and Chief Financial Officer, Arcadian Corp., 1994-97.

  Jeanette H. Quay (44)         Vice President- General Counsel and Secretary, since 1998, and
                                Senior Litigation Counsel, 1996-98, Global Industrial Technologies,
                                Inc.; Attorney, Burlington Northern Santa Fe Railroad, 1991-95.

  Donna A. Reeves (42)          Vice President - Controller, since 1998; Vice President Finance &
                                Administration, Specialty Equipment Group, 1996-98; and
                                Assistant Controller-Tax, 1994-96, Global Industrial
                                Technologies, Inc.

  Jim Alleman (45)              Vice President-Human Resources, Global Industrial Technologies,
                                Inc., since 1997; Senior Vice President-Human Resources, Lomas
                                Financial Corporation; 1994-97.

  George W. Pasley (48)         Vice President - Communications, Global Industrial Technologies,
                                Inc., since 1996; independent business consultant, 1995-96;
                                Chief Financial Officer, 1994-95 and Senior Vice President,
                                1991-94, Maxus Energy Corp.

  Juan M. Bravo (62)            Vice President, Global Industrial Technologies, Inc., and
                                President, Harbison-Walker Refractories Company, since 1996;
                                President, Harbison-Walker International Division of Global
                                Industrial Technologies, Inc., 1995-96; President and Chief
                                Executive officer of Refractarios Mexicanos, S.A. de C.V., 1995.

  Herbert Linser (65)           Vice President, Global Industrial Technologies, Inc., since 1998;
                                President, Linser Industry Services, Inc., 1993-97.


     Each executive officer serves at the pleasure of the Board of Directors of Global.

Item 11.  Executive Compensation

Information with respect to executive compensation is set forth in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 28, 1999, under the caption "Executive Compensation", and Other Information, and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information with respect to security ownership of certain beneficial owners and management is set forth in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 28, 1999, under the caption "Security Ownership of Certain Beneficial Owners and Management", and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

     None.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Financial Statements:

    (1) and (2) - The response to this portion of Item 14 is submitted as a separate section of this report.

(b)  Reports on Form 8-K

     None.

(c)  Exhibits

     The exhibits as shown in the Index of Exhibits are filed as a part of this Report.

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

                                Global Industrial Technologies, Inc.


                                By:
                                   ------------------------------
                                     Donna A. Reeves
                                     Vice President and Controller
                                     (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 27, 1998.

     SIGNATURE                                 TITLE
     ---------                                 -----

*/s/                                Chairman of the Board, Chief Executive
------------------------------                    Officer
(Rawles Fulgham)                      (Principal Executive Officer)

/s/                                 President, Chief Operating Officer
------------------------------                  and Director
(Graham L. Adelman)                    (Principal Operations Officer)

/s/                                 Senior Vice President - Finance, Chief
------------------------------                Financial Officer
(Alfred L. Williams)                   (Principal Finance Officer)

/s/                                 Vice President and Controller
------------------------------         (Principal Accounting Officer)
(Donna A. Reeves)

/s/                                 Director
------------------------------
(David H. Blake)

/s/                                 Director
------------------------------
(Samuel B. Casey, Jr.)

/s/                                 Director
------------------------------
(R. W. Vieser)

                               ANNUAL REPORT ON

                                   FORM 10-K

                            ITEM 14(a) (1) and (2)

                             FINANCIAL STATEMENTS

                         YEAR ENDED DECEMBER 31, 1998

                     GLOBAL INDUSTRIAL TECHNOLOGIES, INC.

                                 DALLAS, TEXAS

LIST OF FINANCIAL STATEMENTS

The following Global Industrial Technologies, Inc. consolidated financial statements and report of independent accountants for the year ended December 31, 1998 are incorporated by reference in Item 8 of the Company's Annual Report on Form 10-K for such fiscal year:

Report of Management

Report of Independent Accountants

Consolidated Statements of Operations -- Year ended December 31, 1998, two month period ended December 31, 1997 and years ended October 31, 1997 and 1996.

Consolidated Statements of Comprehensive Income (Loss) -- Year ended December 31, 1998, two month period ended December 31, 1997 and years ended October 31, 1997 and 1996.

Consolidated Balance Sheets - December 31, 1998 and October 31, 1997.

Consolidated Statements of Cash Flows -- Year ended December 31, 1998, two month period ended December 31, 1997 and years ended October 31, 1997 and 1996.

Consolidated Statements of Shareholders' Equity -- Year ended December 31, 1998, two month period ended December 31, 1997 and years ended October 31, 1997 and 1996.

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


Dallas, Texas
March 30, 1999

 REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of Global Industrial Technologies, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Global Industrial Technologies, Inc. and its subsidiaries at December 31, 1998 and October 31, 1997, and the results of their operations and their cash flows for the year ended December 31, 1998, two month period ended December 31, 1997 and years ended October 31, 1997 and 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note G, the Company changed its method of accounting for startup costs in the two month period ended December 31, 1997.



PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
March 30, 1999

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                    Two Months                      Years Ended
                                                 Year Ended            Ended          ------------------------------------
                                                December 31,       December 31,           October 31,          October 31,
                                                    1998               1997                   1997                1996
                                                --------------------------------------------------------------------------
                                                                   (In Millions Except Per Share Data)
Revenues
  Net sales and operating revenues..........        $494.4               $61.5                $433.9               $498.5
  Other.....................................           1.6                  .2                   1.2                  1.5
                                                    ------               -----                ------               ------
Total revenues..............................         496.0                61.7                 435.1                500.0
                                                    ------               -----                ------               ------
Costs and Expenses
  Cost of sales.............................         391.3                46.6                 325.1                375.9
  Selling, engineering, administrative and
   general expenses.........................         111.5                18.2                  90.9                 97.6
  Special charges...........................           7.7                  --                  43.5                   --
  Restructuring charges.....................          36.9
  Impairment of long lived assets...........          23.3
  Interest expense..........................          11.0                 2.1                   7.5                  5.6
  Other - net...............................           2.3                 1.4                   1.7                 (8.6)
                                                    ------               -----                ------               ------
Total Costs and Expenses....................         584.0                68.3                 468.7                470.5
                                                    ------               -----                ------               ------

Earnings (loss) from continuing operations
 before income taxes........................         (88.0)               (6.6)                (33.6)                29.5

  Income tax benefit (provision)............          37.0                 1.6                   9.0                 (2.9)
                                                    ------               -----                ------               ------

Earnings (loss) from continuing operations..         (51.0)               (5.0)                (24.6)                26.6

Discontinued operations:

  Earnings (loss) from discontinued
   operations less applicable income taxes
   - Notes C................................          (7.9)                1.8                  20.2                 18.8

  Net gain on disposal of discontinued
   operations less applicable income
   taxes - Note C...........................          22.9                 ---                   ---                  ---

Cumulative effect on prior years of change
 in accounting principle less applicable
 income taxes of $(1.9).....................           ---                (5.9)                  ---                  ---
                                                    ------               -----                ------               ------
Net earnings (loss).........................        $(36.0)              $(9.1)               $ (4.4)              $ 45.4
                                                    ======               =====                ======               ======

Basic earnings (loss) per common share:

  Continuing operations.....................        $(2.32)              $(.23)               $(1.10)              $ 1.18
  Discontinued operations...................           .68                 .08                   .90                  .83
  Cumulative effect on prior years of change
     in accounting principle................           ---                (.27)                  ---                  ---
                                                    ------               -----                ------               ------

  Net earnings (loss).......................        $(1.64)              $(.42)               $ (.20)              $ 2.01
                                                    ======               =====                ======               ======

Diluted earnings (loss) per common share:

  Continuing operations.....................        $(2.32)              $(.23)               $(1.10)              $ 1.15
  Discontinued operations...................           .68                 .08                   .90                  .82

 Cumulative effect on prior years of change
     in accounting principle................           ---                (.27)                  ---                  ---
                                                    ------               -----                ------               ------

  Net earnings (loss).......................        $(1.64)              $(.42)               $ (.20)              $ 1.97
                                                    ======               =====                ======               ======

          See Accompanying Notes to Consolidated Financial Statements

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In millions)



                                                                            Two Months
                                                        Year Ended            Ended
                                                       December 31,        December 31,      Years Ended October 31,
                                                     --------------   --------------------   ------------------------
                                                           1998                1997              1997          1996
                                                     --------------   --------------------   ----------    ----------
Net earnings (loss)                                  $        (36.0)  $               (9.1)  $     (4.4)   $     45.4

Other comprehensive income, net of tax:
 Foreign currency translation adjustments
 (net of reclassification adjustments for gains
 and losses included in net income - see Note O)               (5.1)                   (.6)         5.7          (9.7)

Minimum pension liability adjustment                             .9                      -         (3.5)          2.6
                                                     --------------   --------------------   ----------    ----------

Other comprehensive income (loss)                              (4.2)                   (.6)         2.2          (7.1)
                                                     --------------   --------------------   ----------    ----------

Comprehensive income (loss)                          $        (40.2)  $               (9.7)  $     (2.2)   $     38.3
                                                     ==============   ====================   ==========    ==========



          See Accompanying Notes to Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS


                                                           As of December 31,  As of October 31,
                                                                  1998                1997

-------------------------------------------------------------------------------------------------
ASSETS                                                                 (In Millions)

Current Assets
 Cash and cash equivalents...............................  $              8.4  $             14.9
                                                           ------------------  ------------------

 Notes and accounts receivable
 Public..................................................               115.4               113.7
 Unconsolidated affiliates...............................                 6.7                 5.1
                                                           ------------------  ------------------
                                                                        122.1               118.8

 Less allowance for doubtful receivables.................                 6.5                 3.2
                                                           ------------------  ------------------
                                                                        115.6               115.6

 Inventories - net
 Finished products and work in process...................                71.5                59.1
 Raw materials and supplies..............................                63.6                41.6
                                                           ------------------  ------------------
                                                                        135.1               100.7

 Assets held for sale....................................               174.0                 ---

 Deferred income taxes...................................                92.7                56.1

 Asbestos insurance recoveries receivable................               155.5                65.1

 Prepaid expenses........................................                 9.9                 3.7
                                                           ------------------  ------------------

     Total Current Assets................................               691.2               356.1

Investments in unconsolidated affiliates.................                 3.1                 5.3

Noncurrent deferred income taxes.........................                56.2                28.7

Goodwill - net...........................................                24.0                80.4

Noncurrent asbestos insurance receivable.................               145.2                51.3

Other assets.............................................                84.5                42.2

Property, plant and equipment - at cost

 Land, land improvements and mineral deposits............                42.5                34.0

 Buildings...............................................                93.2                81.3

 Machinery and equipment.................................               300.9               355.9
                                                           ------------------  ------------------
                                                                        436.6               471.2

 Less accumulated depreciation, depletion and
  amortization...........................................               174.8               228.2
                                                           ------------------  ------------------

 Total Properties - net..................................               261.8               243.0
                                                           ------------------  ------------------

     TOTAL ASSETS                                          $          1,266.0  $            807.0
                                                           ==================  ==================


          See Accompanying Notes to Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS

                                                           As of December 31,    As of October 31,
                                                                  1998                 1997
--------------------------------------------------------------------------------------------------
          LIABILITIES AND SHAREHOLDERS' EQUITY                          (In Millions)

Current Liabilities
 Accounts payable........................................  $             62.8   $           $ 46.2
 Notes payable and current portion of long-term debt.....               176.7                 47.2
 Advances from customers on contracts....................                 1.1                  5.0
 Accrued compensation and benefits.......................                31.6                 26.5
 Accrued taxes other than income taxes...................                 3.4                  3.1
 Insurance reserves......................................                 7.9                 11.7
 Income taxes currently payable..........................                17.2                 13.6
 Current deferred income taxes...........................                21.7                 14.1
 Asbestos related liabilities............................               137.6                 56.9
 Other accrued liabilities...............................                74.1                 21.1
                                                           ------------------   -----------------
 Total Current Liabilities...............................               534.1                245.4

Long-term debt...........................................               202.6                151.8

Postretirement benefits..................................                81.0                 47.6

Noncurrent deferred income taxes.........................                55.5                 17.0

Noncurrent asbestos related liabilities..................               145.7                 57.4

Other liabilities........................................                12.6                  3.7

Shareholders' Equity
 Preferred stock, 10,000,000 authorized
 Common stock, $.25 par value
     Authorized shares:  100,000,000
     Issued 27,363,697 shares at December 31, 1998 and
      October 31, 1997; Outstanding 22,108,863
      shares at December 31, 1998 and
     21,994,809 shares at October 31, 1997...............                 6.8                  6.8
 Capital in excess of par value..........................               381.4                382.1
 Retained earnings (accumulated deficit).................               (19.6)                25.5
 Accumulated other non owner changes in equity:
 Cumulative translation adjustment.......................               (56.0)               (50.3)
 Minimum pension liability adjustment....................                (5.4)                (6.3)
 Treasury stock, at cost.................................               (72.7)               (73.7)
                                                           ------------------   -----------------

 Total Shareholders' Equity..............................               234.5                284.1
                                                           ------------------   -----------------

Commitments and Contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $          1,266.0   $            807.0
                                                           ==================   ==================



          See Accompanying Notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 Year Ended         Two Months              Years Ended
                                                                       Ended        ------------------------------
                                                December 31,        December 31,     October 31,     October 31,
                                                    1998               1997              1997            1996
                                                  --------           --------          --------        --------
                                                                     (In Millions)

Cash flows from operating activities:
 Net earnings (loss).........................    $   (36.0)            $ (9.1)           $ (4.4)        $  45.4
 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
 Continuing operations depreciation,
  depletion and amortization.................         23.2                2.4              13.7            12.5
 Discontinued operations depreciation,
  depletion and amortization.................          8.8                1.6               8.6             6.2
 Losses (earnings) from unconsolidated
  affiliates.................................          1.1                ---               ---            (2.3)
 Gain on sale of discontinued operations.....        (41.2)               ---               ---             ---
 Restructuring charges and asset
  impairments................................         60.2                ---               ---             ---
 Special charges.............................          7.7                ---              43.5             ---
 Change in accounting principle..............          ---                7.8               ---             ---
 Deferred income tax provision (benefit).....        (26.7)              (1.4)             (9.2)            1.9

Change in assets and liabilities net of
effects of acquisitions:
Decrease (Increase) in receivables...........          8.9                6.4              (2.2)          (11.8)
Decrease (Increase) in inventories...........          2.8               (7.8)             (2.9)          (13.8)
 Increase in discontinued operations working
  capital....................................        (13.0)               ---               ---             ---
 Increase in asbestos insurance recoveries...        (21.3)               ---               ---             ---
 Decrease in accounts payable and
  accrued liabilities........................        (40.5)              (2.9)            (30.9)          (30.3)
 Increase (decrease) in advances from
  customers on contracts.....................           .3               (4.1)              2.5           (13.5)
 Increase (decrease) in current income
  taxes payable..............................          1.9               (1.9)              (.9)            3.9
 Other, net..................................        (16.5)                .2              (3.1)           (6.9)
                                                    ------             ------            ------          ------
Net cash provided by (used in)
operating activities.........................        (80.3)              (8.8)             14.7            (8.7)
                                                    ------             ------            ------          ------

Cash flows from investing activities:
 Business acquisitions, net of cash
  acquired...................................       (199.8)              (4.5)            (12.8)          (75.6)
 Proceeds from sale of discontinued
  operations.................................        229.5                ---              58.1             2.3
 Settlement payment on asset sales...........          ---               (5.3)              ---             ---
 Continuing operations capital expenditures..        (20.1)              (2.8)            (28.4)          (27.1)
 Discontinued operations capital
  expenditures...............................        (39.2)              (6.3)            (36.0)          (26.6)
                                                    ------             ------            ------          ------
Net cash used in investing activities........        (29.6)             (18.9)            (19.1)         (127.0)
                                                    ------             ------            ------          ------
Cash flows from financing activities:
 Proceeds from borrowings....................        274.0               28.6              23.4           135.0
 Principal payments on debt..................       (171.2)               (.6)             (1.4)           (8.4)
 Proceeds from exercise of stock options.....          2.0                 .8               1.9             2.8
 Purchase of treasury shares.................          ---               (2.3)            (15.5)           (2.8)
                                                    ------             ------            ------          ------

Net cash provided by financing
activities...................................        104.8               26.5               8.4           126.6
                                                    ------             ------            ------          ------
Effect of translation adjustments on
cash.........................................          ---                (.2)              (.6)            (.5)
                                                    ------             ------            ------          ------
Net increase (decrease) in cash and
cash equivalents.............................         (5.1)              (1.4)              3.5            (9.6)

Cash and cash equivalents, beginning of
year.........................................         13.5               14.9              11.5            21.1
                                                    ------             ------            ------          ------
Cash and cash equivalents, end of year.......       $  8.4             $ 13.5            $ 14.9          $ 11.5
                                                    ======             ======            ======          ======


          See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                  Retained                       Minimum
                                     Capital      Earnings      Cumulative       Pension                         Total
                         Common     in Excess   (Accumulated   Translation      Liability      Treasury      Shareholders'
                         Stock       of Par       Deficit)      Adjustment     Adjustment        Stock          Equity
--------------------------------------------------------------------------------------------------------------------------
                                                       (In Millions)

Balance,
October 31, 1995.....        $6.8      $383.2         $(15.5)       $(46.3)         $(5.4)         $(61.2)          $261.6

Net earnings.........                                   45.4                                                          45.4

Shares purchased
 during the year.....                                                                                (2.8)            (2.8)

Options exercised
 under employee
 benefit plans.......                     (.4)                                                        3.2              2.8

Currency translation
 adjustments.........                                                 (9.7)                                           (9.7)

Other................                                                                  2.6                             2.6
                             ----      ------         ------        ------          -----          ------           ------

Balance,
October 31, 1996.....         6.8       382.8           29.9         (56.0)          (2.8)          (60.8)           299.9

Net earnings (loss)..                                   (4.4)                                                         (4.4)

Shares purchased
 during the year.....                                                                               (15.5)           (15.5)

Options exercised
 under employee
 benefit plans.......                     (.7)                                                        2.6              1.9

Currency translation                                                   5.7                                             5.7
 adjustments.........

Other................                                                                (3.5)                            (3.5)
                             ----      ------         ------        ------          -----          ------           ------

Balance,
October 31, 1997.....         6.8       382.1           25.5         (50.3)          (6.3)          (73.7)           284.1

Net earnings (loss)..                                   (9.1)                                                         (9.1)

Shares purchased
 during the period...                                                                                (2.3)            (2.3)

Options exercised
 under employee
 benefit plans.......                                                                                  .7               .7

Currency translation
 adjustments.........                                                  (.6)                                            (.6)
                             ----      ------         ------        ------          -----          ------           ------
Balance,
December 31, 1997....         6.8       382.1           16.4         (50.9)          (6.3)          (75.3)           272.8

Net earnings (loss)...                                 (36.0)                                                        (36.0)

Options exercised
 under employee
 benefit plans                            (.7)                                                        2.6              1.9

Currency translation
 adjustments.........                                                 (5.1)                                           (5.1)

Other................                                                                  .9                               .9
                             ----      ------         ------        ------          -----          ------           ------

Balance,
December 31, 1998            $6.8      $381.4         $(19.6)       $(56.0)         $(5.4)         $(72.7)          $234.5
                             ====      ======         ======        ======          =====          ======           ======

          See Accompanying Notes to Consolidated Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - GENERAL INFORMATION, BASIS OF PRESENTATION AND TENDER OFFER


General Information

The Company's continuing operations include the Refractory and Minerals segment which is comprised of Harbison-Walker Refractories Company (Harbison-Walker) and its affiliates: Harbison-Walker Refractories S.A. de C.V., formerly Refractarios Mexicanos S.A. de C.V. (Refmex), the largest Mexican producer of refractory products; Harbison-Walker Refractories S.A., formerly Refractarios Chilenos S.A. (RECSA), Chilean manufacturer of a broad line of refractory products; Harbison-Walker Refractories GmbH, formerly Magnesitwerk Aken GmbH (Aken), a German refractories manufacturer acquired in December 1997; and A.P. Green Industries, Inc. (Green), with operations in the U.S., Canada, Mexico, Columbia, the United Kingdom and Indonesia. The Company's remaining continuing operations include its Corrosion Technology, International (CTI), Shred Tech, and Jeffrey businesses which manufacture a variety of products for various industrial applications. See Note C for information on discontinued operations. See Note D for further information on acquisitions and divestures.

On July 30, 1998, the Company's Board of Directors voted to change the Company's annual fiscal accounting period from October 31, 1997 to December 31, 1997. Accordingly, the accompanying consolidated financial statements present the year ended December 31, 1998, the two month period ended December 31, 1997 (Transition Period) and the years ended October 31, 1997 and 1996.

Basis of Presentation

Certain prior year amounts have been reclassified to conform to the current year presentation.

Tender Offer

On October 5, 1998, WHX Corporation (WHX) announced that it had purchased approximately 2.2 million shares of common stock, representing approximately 9.9 percent of the Company. On December 17, 1998, WHX, through its wholly owned subsidiary GT Acquisition Corp (collectively referred to as WHX), commenced an unsolicited tender offer for all of the shares of the Company's common stock (including the related preferred stock purchase rights) that it did not already own at a price of $10.50 per share, net to the seller in cash, without interest thereon. On December 17, 1998 WHX filed its Tender Offer Statement on Schedule 14D-1, including its Offer to Purchase which set forth the terms of its tender offer. The tender offer is subject to numerous conditions, including among others, the Rights Condition, the Supermajority Condition, the Business Combination Condition and the Defensive Action Condition (each as defined in the Offer to Purchase). In response to WHX's unsolicited tender offer, the Company's Board of Directors unanimously rejected WHX's Offer to Purchase, setting forth a number of factors, including the opinion of the Company's independent financial advisors that the $10.50 per share offer price is inadequate from a financial point of view, as more fully discussed in the Solicitation/Recommendation Statement filed by the Company on Schedule 14D-9 with the Securities and Exchange Commission on December 23, 1998. WHX's offer is currently scheduled to expire on April 15, 1999, unless further extended. The Company has retained the services of independent financial and legal advisors to assist it in connection with the WHX offer, and had incurred related costs of approximately $.3 million during the year ended December 31, 1998. As of March 30, 1999, the Company's Board of Directors had not entered into discussions with WHX, or any other potential buyer regarding the consensual sale of the Company, or a substantial portion of its assets (other than those assets disclosed in Note C - "Discontinued Operations").

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES


Consolidation

All majority-owned subsidiaries are consolidated if the Company effectively controls their day-to-day operations, and all material intercompany accounts and transactions are eliminated. Investments in 20 to 50 percent owned partnerships are accounted for on the equity method. Investments in other companies that are less than 20 percent owned are accounted for on the basis of the Company's cost. Investments in and operating results from unconsolidated affiliates were immaterial as of and for the year ended December 31, 1998.

As discussed more thoroughly in Note C, the INTOOL, APG Lime and Ameri-Forge divestitures are presented as discontinued operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Revenue Recognition

Revenue is recognized upon shipment of products to customers.

Financial Instruments

The Company periodically uses financial instruments to offset defined market risks arising from changes in interest rate, and foreign exchange rates. The Company does not use financial instruments for trading or speculative purposes. The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values.

Cash Equivalents

Cash and cash equivalents include cash on hand and investments with a purchased original maturity of three months or less. Net cash overdrafts are included in accounts payable.

Inventories

Inventories are valued at the lower of cost or market. The cost of most U.S. inventories is determined using the last-in, first-out (LIFO) method and includes direct labor, direct material and manufacturing burden. The valuation of inventories not on LIFO is determined using average cost.

Long-lived Assets

When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the Company will review the net realizable value of the long-lived assets through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts which are in excess of estimated gross future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discontinued cash flow analysis of the underlying assets.

Goodwill

The excess of cost over the fair value of net assets acquired in an acquisition (goodwill) is amortized on a straight-line basis. The goodwill (see Note D) associated with the A.P. Green acquisition is being amortized over 40 years. The goodwill associated with CTI is being amortized over 10 years. The balance of goodwill, relating primarily to the Ameri-Forge and Shred-Tech acquisitions, is being amortized principally over 20 years.

Amortization expense was $3.6 million, $0.5 million, $3.0 million and $2.6 million for the year ended December 31, 1998, the Transition Period and the years ended October 31, 1997 and 1996, respectively. Accumulated amortization at December 31, 1998 and October 31, 1997 was $9.5 million and $7.1 million, respectively. Amortization expense for ongoing operations was $2.5 million, $0.3 million, $1.8 million, and $1.3 million for the year ended December 31, 1998, the Transition Period, and the years ended October 31, 1997 and 1996, respectively. Amortization expense for discontinued operations was $1.1 million, $0.2 million, $1.2 million, and $1.3 million, respectively for these periods. Accumulated amortization for continuing operations at December 31, 1998 and October 31, 1997 was $6.7 million and $3.9 million, respectively. Accumulated amortization for discontinued operations was $2.5 million and $3.2 million, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment

Fixed assets are recorded at cost and are depreciated over their estimated service lives primarily on a straight-line basis. Accelerated depreciation methods are used for tax purposes whenever permitted. Estimated useful lives for major asset classes are: buildings and improvements - 5 to 40 years, machinery and equipment - 3 to 15 years, office furniture and fixtures - 3 to 7 years, leasehold improvements - term of lease. Depletion of mineral properties is based upon estimates of economically recoverable tonnage. Maintenance and repairs are expensed as incurred; improvements are capitalized. Interest costs associated with capital projects are capitalized during the period of time from when expenditures are made until the asset is placed in service.

Postretirement Benefits

The Company has pension and other postretirement benefit plans covering substantially all employees. These plans are funded sufficiently to at least meet minimum funding requirements under applicable law. The Company accrues the estimated costs of pension and retiree benefits other than pensions during the employees' active service period.

Environmental Liabilities

Liabilities and estimated insurance recoveries receivable related to the Company's asbestos related claims are presented on a gross basis in the accompanying consolidated balance sheet.

Income Taxes

The Company calculates deferred income taxes in accordance with Statement of Financial Accounting Standards No. 109 using an asset and liability approach. Valuation allowances against deferred tax assets are provided where appropriate.

Translation of Foreign Currencies

For subsidiaries in countries which do not have highly inflationary economies, asset and liability accounts are translated at rates in effect at the balance sheet date, and revenue and expense accounts are translated at the current rates on the dates of the transactions. Translation adjustments are shown as a separate component of shareholders' equity and other comprehensive income.

For subsidiaries in countries with highly inflationary economies, cost of sales, inventories, property, plant and equipment and related depreciation are translated at historical rates. Other asset and liability accounts are translated at rates in effect at the balance sheet date, and revenues and expenses excluding cost of sales and depreciation are translated at the current rates on the dates of the transactions. Translation adjustments are reflected in the statement of operations.

The Company began reporting its Mexican operations as highly inflationary beginning with the quarter ended April 30, 1997, which is the first reporting period for the Company beginning after December 31, 1996. This change was made in accordance with SFAS 52, "Foreign Currency Translation". Beginning January 1, 1999, the Company will cease to report the results of operations in Mexico as highly inflationary, since cumulative inflation in Mexico over the past three years is less than 100%. The effect of the change is not expected to have a material impact on the Company's results of operations or financial position. The Company has no other operations in highly inflationary economies.

The Company's export sales are normally denominated in U.S. dollars.


NOTE C - DISCONTINUED OPERATIONS

Industrial Tool

On March 12, 1998, the Company sold the assets and business of INTOOL for cash consideration of $229.2 million, including certain postclosing adjustments. A gain of $81.7 million, net of tax, was recognized. The INTOOL business manufactured and sold a product line of high-quality pneumatic and electric tools for industrial applications, including assembly and material removal.

In connection with the sale of INTOOL, the Company retained certain pension and postretirement benefits. The Company also retained liability for certain legal claims, primarily for known claims of alleged hearing loss and other injuries associated with the use of the Company's products, and for one-half of any such additional claims made during the five-year period following the closing date. In 1998, the Company settled approximately 95% of known hearing loss and other injury claims outstanding for amounts less than recorded reserves and final purchase price repatriations. See description of these Tool Claims in Note N - Contingencies.

The operating results of INTOOL for the periods for November 1, 1997 to December 31, 1997 and from January 1, 1998 to March 12, 1998, respectively, are presented as discontinued operations in the Transition Period and the year ended December 31, 1998. The Company has restated its prior financial statements to present the operating results of INTOOL as discontinued operations.

APG Lime

On March 9, 1999, the Company announced that it had reached a definitive agreement, subject to the buyer's due diligence, to sell APG Lime for $134 million, including $130.3 million in cash (prior to postclosing adjustments) and assumption of $3.7 million in debt. APG Lime Corp., a wholly owned subsidiary of A.P. Green Industries, Inc., which was acquired by the Company on July 1, 1998, operates plants in Kimballton, Virginia; Ripplemead, Virginia; and New Braunfels, Texas, and is a 51% owner of Palmetto Lime LLC, which is constructing a lime processing facility in Charleston, South Carolina. APG Lime is involved in the mining and processing of limestone into lime for various industrial applications. Primary customer applications include steel and aluminum production, pulp and paper processing, soil stabilization for road construction, water and waste water treatment, masonry and various environmental applications.

The operating results of APG Lime for the period July 1, 1998 (date of acquisition) through December 31, 1998 are presented as discontinued operations. The operating results for the period January 1, 1999 through the date of sale, as well as the expected gain on sale, will be presented as discontinued operations in 1999. The assets and liabilities of APG Lime at December 31, 1998 have been reflected as "Net Assets Held For Sale," in the accompanying balance sheet.

Ameri-Forge

On March 9, 1999, the Company's Board of Directors adopted a plan to dispose of Ameri-Forge. Ameri-Forge is comprised of two divisions: Industrial and Construction. The Industrial division is the leading domestic supplier of forged carbon steel flanges; a critical component in the construction of closed systems for the transportation of liquids and gasses. The Construction division of Ameri-Forge manufactures and resells track chains, shoes, rollers, sprockets and other equipment used in track-mounted heavy construction vehicles.

The 1998 operating results of Ameri-Forge including provisions for employee severance and benefits and losses expected to be incurred during the sales process, as well as a charge to reflect the estimated net realizable value of the assets to be disposed of, have been segregated from continuing operations and are presented as discontinued operations. The operating results for Ameri-Forge for the Transition Period and 1998 have been presented as discontinued operations in the consolidated statement of operations and prior financial statements have been restated to present the operating results of Ameri-Forge as discontinued operations. The assets and liabilities of Ameri-Forge at December 31, 1998 have been reflected as "Net Assets Held For Sale," in the accompanying balance sheet.

Summarized financial information for the discontinued operations are as follows for the year ended December 31, 1998, the Transition Period and the years ended October 31, 1997 and 1996.


Year Ended December 31, 1998                                                 Segment
(in millions)                                                      APG                 Ameri-
                                            INTOOL                LIME                Forge                  Total
                                     ----------------     -----------------     -----------------     --------------------
Total revenues                         $         24.3       $          26.6       $          51.5       $            102.4

Total costs and expenses                         20.3                  26.1                  68.2                    114.6
                                       --------------       ---------------       ---------------       ------------------

Income (loss) from operations
  before income taxes and
  gain (loss) disposal                            4.0                    .5                 (16.7)                   (12.2)

Income tax (expense) benefit                     (1.5)                   --                   5.8                      4.3
                                       --------------       ---------------       ---------------       ------------------

Net earnings (loss) from operations      $        2.5         $          .5         $       (10.9)        $           (7.9)
                                       ==============       ===============       ===============       ==================
Net gain (loss) on disposal
  before income taxes                    $      136.0       $            --       $         (94.8)      $             41.2

Income tax (expense) benefit                    (54.3)                   --                  36.0                    (18.3)
                                       --------------       ---------------       ---------------       ------------------

Net gain (loss) from discontinued
 operations                            $         81.7       $            --       $         (58.8)      $             22.9
                                       ==============       ===============       ===============       ==================

Transition Period ended
December 31, 1997
(in millions)                                                                        Ameri-
                                          INTOOL                                      Forge                   Total
                                     ----------------                           -----------------     --------------------
Total revenues                         $         18.6                             $           7.6       $             26.2

Total costs and expenses                         16.2                                         6.8                     23.0
                                       --------------                             ---------------       ------------------

Earnings from operations
  before income taxes                             2.4                                          .8                      3.2

Income tax expense benefit                        (.9)                                        (.5)                    (1.4)
                                       --------------                             ---------------       ------------------

Earnings from
  discontinued operations            $            1.5                           $              .3     $                1.8
                                       ==============                             ===============       ==================

Year ended October  31, 1997                                         Segment
(in millions)                            Industrial                   Ameri-
                                            Tool                      Forge                   Total
                                     ----------------           -----------------      --------------------
Total revenues                                 $113.2                       $54.1                    $167.3

Total costs and expenses                         94.7                        45.6                     140.3
                                       --------------             ---------------        ------------------

Earnings from operations
  before income taxes                            18.5                         8.5                      27.0

Income tax expense benefit                       (4.7)                       (2.1)                     (6.8)
                                       --------------             ---------------        ------------------

Earnings from discontinued
  operations                                   $ 13.8                       $ 6.4                    $ 20.2
                                       ==============             ===============        ==================

Year ended October 31, 1996                                Segment
(in millions)                           Industrial                  Ameri-Forge
                                           Tool                                                Total
                                       --------------             ---------------        ------------------
Total revenues                                  $97.2                       $50.6                    $147.8

Total costs and expenses                         83.5                        38.4                     121.9
                                       --------------             ---------------        ------------------

Earnings from operations
  before income taxes                            13.7                        12.2                      25.9

Income tax (expense) benefit                     (3.3)                       (3.8)                     (7.1)
                                       --------------             ---------------        ------------------

Earnings from discontinued operations           $10.4                       $ 8.4                    $ 18.8
                                       ==============             ===============        ==================


Income (loss) from operations of the discontinued businesses presented above includes an allocation of general Company wide interest expense for each of the periods presented, which is calculated based on the ratio of average net assets of the discontinued operations to average consolidated net assets plus average consolidated debt (exclusive of any indebtedness specifically identified to a discontinued operation). Total interest expense allocated amounted to $4.6 million, $.7 million, $2.7 million and $1.3 million for the year ended December 31, 1998, the Transition Period and the years ended October 31, 1997 and 1996, respectively. In addition, the Company accrued, in the loss on the planned Ameri-Forge disposal, approximately $4.2 million of allocated interest expense for the phase-out period.

The assets and liabilities of the discontinued operations are netted and presented under the caption "Net assets held for sale" in the accompanying December 31, 1998 consolidated balance sheet. The table below illustrates the composition of the balance:

  At December 31, 1998                                Segment
  (in millions)                            APG         Ameri-
                                           Lime        Forge      Total
                                        ----------   ---------  ---------

  Cash and accounts receivable          $     14.3   $     7.0  $    21.3
  Inventory                                    6.2        29.8       36.0
  Property, plant and equipment               44.8        60.5      105.3
  Other assets                                31.0         1.8       32.8
                                        ----------   ---------  ---------
    Total assets                              96.3        99.1      195.4
  Accounts payable - trade                     3.4         7.1       10.5
  Other accrued liabilities                    3.6         2.6        6.2
  Long-term debt                               3.4          --        3.4
  Other non-current liabilities                1.3          --        1.3
                                        ----------   ---------  ---------
    Total liabilities                         11.7         9.7       21.4
  Net assets held for sale              $     84.6   $    89.4  $   174.0
                                        ==========   =========  =========

NOTE D - ACQUISITIONS AND DIVESTITURES

Acquisitions

Global acquired A.P. Green Industries, Inc. ("Green") effective July 1, 1998 through a merger. The purchase was effected through a public tender offer for Green's outstanding common stock at an offering price of $22.00 per share and resulted in a total net cash purchase price of approximately $199.8 million (net of $2.4 million in cash acquired), including approximately $24.7 million in other direct transaction costs such as severance and other change-in-control benefits, and accounting, legal and financial advisory fees. The purchase price was funded through cash on hand, issuance of the New Senior Notes (as defined in Note L - Notes Payable and Long-Term debt), and unused lines of credit. The Company has accounted for the acquisition as a purchase, and, accordingly, the results of operations of Green have been consolidated with those of the Company as of July 1, 1998.

Green, together with its subsidiaries, conducted its business primarily in two business segments, Refractory Products and Industrial Lime. On March 9, 1999, the Company announced that it had reached a definitive agreement to sell the Industrial Lime operations. See Note C - "Discontinued Operations" for more information.

The net purchase price has been allocated to the assets and liabilities of Green based on their estimated respective fair market values at the acquisition date. Fair market value of the acquired property, plant and equipment, net pension assets and obligations for other postretirement benefits was determined by independent third parties. The excess of purchase price over the fair market value of net assets acquired was assigned to goodwill, and is being amortized on a straight-line basis over 40 years. The resulting goodwill has been allocated entirely to the Industrial Lime segment, based on an assessment of fair market value of Green's individual business units. The net purchase price was allocated as follows (in millions):


     Accounts receivable                                           $ 54.0
     Inventory                                                       67.0
     Other current assets (including asbestos recoveries)            55.0
     Property, plant and equipment                                  157.5
     Projected insurance recovery on asbestos claims                164.2
     Goodwill                                                        28.0
     Pension assets                                                  24.6
     Other non-current assets                                         4.3
                                                                   ------
       Total assets (excluding cash acquired)                       554.6
                                                                   ------

     Accounts payable and accrued expenses                           45.2
     Other current liabilities (including asbestos claims)           53.2
     Projected asbestos claims                                      164.2
     Post employment retirement benefits                             20.8
     Non current deferred income taxes                               34.2
     Long-term debt                                                  33.2
     Other non-current liabilities                                    4.0
                                                                   ------
       Total liabilities                                            354.8
                                                                   ------
     Net cash purchase price                                       $199.8
                                                                   ======


The allocated purchase price includes a current liability of approximately $16.7 million, which represents the Company's estimate of direct expenditures to be incurred in connection with the consolidation and integration of certain Green corporate functions and manufacturing facilities. Management's plans encompass the elimination of certain historical expenses of Green, particularly salary, benefits and various other associated direct overhead costs related primarily to the manufacturing, executive, legal, accounting, tax, engineering, sales and marketing functions. Such costs reflect the actual or planned closure and/or sale of seven of Green's manufacturing facilities and the termination of approximately 334 employees. The reserve includes charges for severance, employee relocation costs, and other employee termination payments ($7.3 million); site restoration and other environmental exit costs ($5.2 million); various contract termination costs and other costs directly associated with the consolidation and integration activities ($4.2 million). As of December 31, 1998, approximately $7.9 million had been paid and charged against the reserve (primarily representing severance benefits and cost associated with the sale of the Lehi facility). The liability has been established in accordance with the provisions of the Emerging Issues Task Force Release #95-3 (EITF 95-3), "Recognition of Liabilities in Connection with a Purchase Business Combination," and contains estimates of costs under the current plan which, although continually being refined, is expected to be completed within one year of the acquisition date. The reserve discussed herein does not include those expenditures expected to result from reductions of the Company's own workforce and closing of duplicative Company facilities, as more fully described in NOTE I- "Restructuring Charges" below.

On December 31, 1997, the Company acquired all of the outstanding shares of Magnesitwerk Aken GmbH (Aken), a refractory products company located in Aken, Germany, for approximately $8.4 million (including $2.0 million which may be payable over a three year period if certain earnings considerations are met). The balance sheet of the acquired company included $14.2 million of non-recourse debt. The acquisition was accounted for as a purchase and, accordingly, Aken's results of operations have been consolidated with those of the Company beginning January 1, 1998.

On June 2, 1997, the Company purchased the refractory business and related assets of Refractarios Lota-Green Limitada (Lota-Green), which had its principal place of business in Concepcion, Chile, for $13.6 million. The acquisition was accounted for using the purchase method of accounting and the assets and liabilities of Lota-Green were recorded at their fair values at the date of acquisition. Results of Lota-Green's operations are included in the accompanying consolidated statement of operations subsequent to June 2, 1997.

On January 12, 1996, the Company acquired substantially all of the assets of Corrosion Technologies International, Inc. (CTI) for $36.3 million in cash and assumed liabilities of $11.6 million. CTI, an international group of companies, has developed and patented advanced polymer concrete tankhouse cells used in the electrolytic refining of copper and other metals. The acquisition was accounted for as a purchase and initially included $38.3 million of goodwill which is being amortized over a 40 year period. In September 1998, the Company reassessed its carrying value in the underlying long-lived assets of CTI and, as a result, recorded an impairment charge, which reduced the recorded amount of goodwill by approximately $22 million, and reduced its estimated remaining useful life. See Note H - "Impairment of Long-Lived Assets (Including Goodwill)" for more information. CTI results previously had been reported as part of the Specialty Equipment segment since the date of acquisition, but are now included within the "All Other" segment, reflecting the Company's fourth quarter 1998 adoption of SFAS 131 "Disclosures about Segments of an Enterprise and Related Information."

The following unaudited summary presents the Green acquisition, APG Lime, Ameri-Forge and INTOOL divestitures as if all occurred November 1, 1996 (with appropriate adjustments for amortization of intangible assets, depreciation expense, interest expense and related income tax effects). The pro forma operating results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transactions been consummated as of those earlier dates, nor are they indicative of results of operations which may occur in the future.

                                                  Year ended     Year ended
  In Millions Except Per Share Data               December 31,   October 31,
  ---------------------------------               -----------    ----------
                                                      1998          1997
                                                      ----          ----

  Revenues.....................................     $ 603.5      $  662.6
  Net loss.....................................       (52.3)        (19.8)
  Loss per share...............................       (2.38)         (.89)


Divestitures

In January 1997, the Company sold its joint venture interest in KOMDRESCO, a South African manufacturer and distributor of mining and construction equipment. Also in January 1997, the Company announced its strategic decision to divest its surface mining equipment business which had operated as Marion Power Shovel Company (MARION) and its underground mining equipment business in the United Kingdom conducted as British Jeffery Diamond. The divestitures of both businesses were completed in 1997.

In connection with these divestitures, the company recognized losses of $43.5 million in 1997 and $7.7 million in 1998, which are presented as special charges in the accompanying consolidated statement of operations. The loss provision primarily reflects the difference between proceeds received and book value of net assets sold. The loss provision also includes $6 million for severance pay related to the termination of substantially all surface mining equipment business employees. The Company retained the Marion real property in the U.S., which is being held for sale as of October 31, 1997 and is included in Other assets in the amount of $2.5 million in the accompanying consolidated balance sheet.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE E - UNCONSOLIDATED AFFILIATES

The Company, through a subsidiary, had a 50 percent ownership interest in KOMDRESCO, a general partnership which manufactured and distributed certain construction and mining equipment in South Africa and neighboring countries. In January 1997, the Company sold its interest in KOMDRESCO. See Note D for further information. KOMDRESCO's revenues and the Company's share of partnership earnings (included in Other, net in the accompanying consolidated statements of earnings for the year ended October 31, 1996) were $107.0 million, and $2.1 million, respectively.


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

Outstanding options and deferred compensation units to purchase approximately (in millions) 2.6, 1.7 and 1.8 shares were excluded from the year ended December 31, 1998, the Transition Period and the year ended October 31, 1997 respective diluted earnings per share calculations, as their inclusion would be anti-dilutive due to the loss from continuing operations incurred for those periods.
 .4 million potential common shares, as calculated under the treasury stock method, were included in the diluted earnings per share calculation for the year ended October 31, 1996.

Weighted average common shares outstanding were (in millions) 22.0, 21.9, 22.4 and 22.6 for the year ended December 31, 1998, the Transition Period and the years ended October 31, 1997 and 1996, respectively.


NOTE G - CHANGE IN ACCOUNTING PRINCIPLE

The Company adopted Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," resulting in a $5.9 million cumulative effect of change in accounting principle net of income taxes of $1.9 million which has been included in net income of the Transition Period. The effect of the change (representing the charge off of current period additions and the reversal of previously recorded amortization) on continuing operations for the year ended December 31, 1998 and the Transition Period was not material.

NOTE H - IMPAIRMENT OF GOODWILL AND OTHER LONG-LIVED ASSETS

During the third quarter of 1998, the Company recognized a pre-tax impairment loss of $23.3 million reflecting management's estimates that actual operating cash flows will be insufficient to recover the carrying amount of certain long-lived assets (including goodwill). The loss, which is presented under the caption titled "Impairment of long-lived assets" on the accompanying consolidated statements of operations, represents an impairment of CTI goodwill ($22.0 million) and the write down of the carrying amounts of various permanently idled machinery and equipment at Harbison-Walker ($1.3 million).

Continued depressed copper, zinc and nickel prices, the ongoing economic disruption in the Asia-Pacific region and additional market knowledge gained through CTI's alliance with Anticorrosivos Industriales Ltd. ANCOR have caused the Company to reassess the carrying value of long lived assets (primarily goodwill) at CTI. The estimated expected future cash flows (undiscounted and without interest) of CTI was less than the carrying amount of such assets (primarily goodwill). Accordingly, an impairment loss was recognized for the excess of the carrying amount of the impaired assets over their respective fair market values. Estimated fair market value was based on the discounted expected future cash flows from the use of these assets. The impairment loss recognized was allocated entirely to goodwill, resulting in a remaining net carrying value of goodwill of approximately $14 million at December 31, 1998. In addition, the Company changed the estimated remaining useful life of goodwill from approximately 37 years to 10 years to reflect management's reassessment of the CTI business.

NOTE I - RESTRUCTURING CHARGES


During the year ended December 31, 1998, the Company recognized a pre-tax charge of $36.9 million, of which, $31.7 million was recorded during the nine month period ended September 30, 1998 and the remaining $5.2 million was recorded during the fourth quarter of 1998, to reorganize and restructure its current organization. In addition, the Company recognized a $3.8 million inventory write-down, and approximately $2.6 million in equipment repair and maintenance costs related to plant consolidations, both of which have been recorded as a component of cost of sales. The restructuring consisted primarily of four parts:
(i) the merging and integration of operations of Harbison-Walker and Green; (ii) the termination of a joint venture; (iii) charges pertaining to the consolidation and integration of CTI into Harbison-Walker; and (iv) other cost reduction measures taken at the Company's corporate headquarters.

Concurrent with the acquisition of Green, management initiated plans to consolidate and integrate the operations of both companies through workforce reductions and the closure of duplicative facilities. During 1998, the Company announced the closure of three Harbison-Walker manufacturing facilities and the partial closure of a fourth plant. The Harbison-Walker companies have recorded a $28.1 million charge for the entire plan, which includes the termination of approximately 391 employees (of which approximately 338 had been terminated at December 31, 1998). Amounts contained within the restructuring charge include severance (both statutory and contractual), pension plan curtailment losses and other employee termination payments ($9.9 million); adjustments to reflect affected property, plant and equipment at their estimated value (less costs to sell), and site restoration costs ($9.5 million); adjustments to reflect inventory of discontinued product lines at estimated net realizable value ($2.2 million, charged to cost of sales); repair and maintenance costs associated with equipment transferred from closed plants ($2.6 million, charged to cost of sales) and other estimated holding costs of vacated facilities, and contract terminations ($3.9 million).

In addition, during the third quarter, the Company decided to terminate a 50% joint venture and is in the process of closing Harbison-Walkers' Eufala, Alabama facility, which housed its operations. The venture had produced calcium aluminates (as slag conditioners for the steel industry) and lightweight refractory grains for which the venture was unable to generate satisfactory sales or margins. As a result, an $11.5 million charge was recorded during the third quarter of 1998, which included the write down of the Company's investment in, and net receivable from the joint venture ($7.1 million); severance, pension plan curtailment loss and other payments resulting from the termination of approximately 25 employees ($0.9 million); write down of Company-owned property, plant and equipment utilized solely by the joint venture to their estimated fair values (less costs to sell), and site restoration costs ($1.2 million); adjustments to reflect Company-owned inventory of discontinued product lines at estimated net realizable value ($1.6 million, charged to cost of sales); and various other exit costs, including contract termination penalties ($0.7 million).

Management has also finalized plans to consolidate the manufacturing and administrative functions of CTI with those of Harbison-Walker. The move is being made in an effort to reduce costs and improve productivity and asset utilization by eliminating duplicative functions and taking advantage of existing facilities' excess capacity. Consequently, the Company recognized a charge of $2.5 million during 1998. The charge consisted primarily of employee severance and contract termination costs.

The remaining $1.2 million in charges represents severance benefits related to the approximate 18% staff level reduction at the Company's corporate headquarters, located in Dallas, Texas.

The aforementioned charges are reflected in the accompanying consolidated statement of operations under the caption "Restructuring Charges", with the exception of $3.8 million of inventory write-downs and $2.6 million in equipment repair and maintenance costs, which are included in cost of sales. Approximately $15.4 million of the charge has been recorded as a reduction in the carrying value of the respective assets, $3.0 million has been recorded as an increase to long-term pension liabilities, and $12.2 million, representing other future cash expenditures, is reflected as an other current liability in the accompanying consolidated balance sheets. The following table summarizes the activity occurring within the related current liability accounts during the year ended December 31, 1998.

                                                                                                                    Balance at
   Segment                    Type                                      Provision            Payments            December 31, 1998
                              ----                                      ---------            --------            -----------------
                                                                                                    (amounts in millions)
Refractory            Employee severance                              $       6.1          $     (3.4)         $               2.7
Products              Other employee fringes
                       (excluding pension curtailment)                        1.7                (0.3)                         1.4
                      Contract terminations                                   1.5                (0.7)                         0.8
                      Other facility shut-down costs                          3.1                (1.0)                         2.1
                      Site restoration costs                                  2.4                 ---                          2.4
                                                                        ---------            --------            -----------------
                   Total Refractory Products                                 14.8                (5.4)                         9.4

All Other             Employee severance                                      1.6                (0.5)                         1.1
                      Contract terminations and other                          .9                (0.3)                         0.6
                                                                        ---------            --------            -----------------
                   Total All Other                                            2.5                (0.8)                         1.7

Corporate             Employee severance                                      1.2                (0.1)                         1.1
                                                                        ---------            --------            -----------------
                   Total Company                                      $      18.5          $     (6.3)         $              12.2
                                                                        =========            ========            =================



Management expects to complete all parts of the restructuring plans by the end of 1999, with the majority of the remaining cash expenditures to occur during first half of 1999. Given the nature of the costs reflected herein, increases or decreases may be necessary throughout the tenure of the Company's restructuring plans. Any such changes will be reflected in the statement of operations as incurred, and classified in the manner discussed above.



NOTE J - INVENTORIES

Inventories on the LIFO method were $66.7 million and $40.3 million at December 31, 1998 and October 31, 1997, respectively. The excess of average cost, which approximates replacement or current costs, over the LIFO values would have been $19.0 million and $31.2 million at December 31, 1998 and October 31, 1997, respectively. As discussed in Note C, the Industrial Tool segment was sold in 1998. LIFO reserves related to Industrial Tool were $9.7 million at October 31, 1997.

NOTE K - INCOME TAXES

The components of earnings (loss) before income taxes for the year ended December 31, 1998, the Transition Period and the years ended October 31, 1997 and 1996 included the following:

                                                                 Two Months               Years Ended
                                                Year Ended          Ended          --------------------------
                                                December 31,     December 31,      October 31,    October 31,
                                                    1998             1997             1997            1996
                                                -------------------------------------------------------------
In millions
   Domestic.................................         (72.8)            (13.6)           (19.2)          25.1
   Foreign..................................          14.1               1.7             12.6           30.3
                                                ----------       -----------       ----------     ----------
                                                     (58.7)            (11.9)            (6.6)          55.4
                                                ==========       ===========       ==========     ==========

The provision for income taxes for the year ended December 31, 1998, the Transition Period and the years ended October 31, 1997 and 1996 consisted of the following:

                                                                 Two Months               Years Ended
                                                Year Ended          Ended          --------------------------
                                                December 31,     December 31,      October 31,    October 31,
In millions                                         1998             1997             1997            1996
                                                -------------------------------------------------------------
Current tax provision
   U.S. Federal.............................    $      (.2)      $      (1.9)      $      1.3     $       .7
   State....................................          (1.4)              (.2)             (.1)            .1
   Foreign..................................           5.3                .7              5.7            7.3
                                                ----------       -----------       ----------     ----------
                                                       3.7              (1.4)             6.9            8.1
                                                ----------       -----------       ----------     ----------

Deferred tax provision (benefit)
   U.S. Federal.............................         (28.7)             (1.5)           (13.2)            .7
   Foreign..................................           2.0                .1              4.0            1.2
                                                ----------       -----------       ----------     ----------
                                                     (26.7)             (1.4)            (9.2)           1.9
                                                ----------       -----------       ----------     ----------
      Income tax provision (benefit)........    $    (23.0)      $      (2.8)      $     (2.3)    $     10.0
                                                ==========       ===========       ==========     ==========

Income tax provision (benefit) is included in the consolidated statements of operations as follows:

                                                                 Two Months               Years Ended
                                                Year Ended          Ended          --------------------------
                                                December 31,     December 31,      October 31,    October 31,
In millions                                         1998             1997             1997            1996
                                                -------------------------------------------------------------
Continuing operations.......................    $    (37.0)      $      (1.6)      $     (9.0)    $      2.9
Earnings (loss) from discontinued
  operations................................          (4.3)               .7              6.7            7.1
Net gain on disposal of discontinued
  operations................................          18.3               ---
Cumulative effect of change in accounting...           ---              (1.9)
                                                ----------       -----------       ----------     ----------
Income tax provision (benefit)..............    $    (23.0)      $      (2.8)      $     (2.3)    $     10.0
                                                ==========       ===========       ==========     ==========

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the consolidated statements of operations:

                                                                 Two Months               Years Ended
                                                Year Ended          Ended          --------------------------
                                                December 31,     December 31,      October 31,    October 31,
In millions                                         1998             1997             1997            1996
                                                -------------------------------------------------------------
Income tax expense at statutory rate........    $    (20.5)      $      (4.2)      $     (2.3)    $     19.4
Valuation allowances........................          (2.6)              ---              ---           (9.1)
Outside basis differences...................           5.2               ---              ---            ---
Taxability of foreign subsidiary earnings...           1.6                .5               .2           (1.5)
Tax rate differentials - other jurisdictions          (4.2)              (.4)             (.8)            .2
Goodwill amortization and write offs........           1.6                .1               .6             .5
Other.......................................          (4.1)              1.2              ---             .5
                                                ----------       -----------       ----------     ----------
Income tax provision (benefit)..............         (23.0)             (2.8)      $     (2.3)    $     10.0
                                                ==========       ===========       ==========     ==========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax assets as of December 31, 1998 and October 31, 1997 were as follows:

In millions                                         1998           1997
                                                 --------------------------

Domestic deferred tax assets
Inventory reserves.............................. $     1.2       $     1.4
Capital loss carryforwards......................         0             5.0
Self insurance reserves.........................       3.8             6.2
Other operating reserves........................      66.8            18.0
Retiree medical reserves........................      26.6            16.0
Net operating loss carryforwards................       8.9            21.6
Basis differences in land and equipment.........      10.2            10.8
Credit carryforwards............................       8.1             4.8
                                                 ---------       ---------
   Gross domestic deferred tax assets...........     125.6            83.8
Valuation allowances............................       ---            (6.6)
                                                 ---------       ---------
   Net domestic deferred tax asset..............     125.6            77.2
                                                 ---------       ---------
Foreign deferred tax assets
Other operating reserves........................       2.0             2.1
Basis differences in land.......................       ---             ---
Tax deductible goodwill.........................        .9             1.0
Net operating loss carryforwards................      24.6             4.7
Capital loss carryforwards                             2.6             2.6
                                                 ---------       ---------
   Gross foreign deferred tax assets............      30.1            10.4
Valuation allowances............................      (6.8)           (2.8)
                                                 ---------       ---------
   Net foreign deferred tax assets..............      23.5             7.6
                                                 ---------       ---------
Deferred tax liabilities
Other operating reserves........................       8.2             8.2
Tax deductible inventory purchases..............       7.0             5.9
Basis differences in land and equipment.........      62.0            17.0
                                                 ---------       ---------
   Deferred tax liability.......................      77.2            31.1
                                                 ---------       ---------

Net deferred tax asset..........................      71.7            53.7
                                                 =========       =========

Current deferred tax assets.....................      92.7            56.1
Noncurrent deferred tax assets..................      56.2            28.7
Current deferred tax liability..................     (21.7)          (14.1)
Noncurrent deferred tax liability...............     (55.5)          (17.0)
                                                 ---------       ---------

Net deferred tax assets......................... $    71.7       $    53.7
                                                 =========       =========



The effect of changes to the valuation allowance on the income tax provision is a benefit of $2.6 million and $9.1 million, for the years ended December 31, 1998 and October 31, 1997, respectively. The benefits relate primarily to reassessments of the Company's ability to realize the related deferred tax assets based upon the then anticipated future worldwide profitability of the Company.

Since the Company plans to continue to finance foreign operations and expansion through reinvestment of undistributed earnings of its foreign subsidiaries (approximately $74.0 million at December 31, 1998), no provisions are made for U.S. or additional foreign taxes on such earnings. When the Company identifies exceptions to this general investment policy, additional taxes are provided. Unrecognized deferred taxes on remittance of these funds is not expected to be material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 1998, the Company had U.S. operating losses of $16.7 million and foreign operating losses of $52.1 million which may be carried forward for tax purposes. The U.S. operating losses expire in 2018. If certain ownership changes should occur, there would be an annual limitation on the amount of U.S. operating loss carryforwards that could be utilized. Foreign operating losses of $4.0 million expire in 2004; whereas $48.1 million may be carried forward indefinitely.

Income taxes paid for the year ended December 31, 1998, the Transition Period and the years ended October 31, 1997 and 1996 were $9.3 million, $.5 million, $7.5 million and $5.0 million, respectively.

NOTE L - NOTES PAYABLE AND LONG-TERM DEBT

The Company's short-term and long-term debt is summarized below as of the dates shown (in millions).


                                                           Years Ended
                                                           -----------

                                                    December 31,    October 31,
                                                         1998           1997
                                                   -----------------------------

  Senior credit facility..........................  $   175.0       $    60.0
  Private placements..............................      175.0            75.0
  Lines of credit.................................       14.9            46.4
  Other...........................................       14.4            17.6
                                                    ---------       ---------
                                                        379.3           199.0

  Less Current Maturities.........................     (176.7)          (47.2)
                                                    ---------       ---------
                                                    $   202.6       $   151.8
                                                    =========       =========


Senior Credit Facility

At October 31, 1997 the Company had borrowed $60 million under a committed credit facility at an average interest rate of 5.905 percent. On August 31, 1998, the Company entered into a senior revolving credit facility ("Credit Facility") with a syndicate of banks. The Credit Facility is unsecured, provides for an aggregate borrowing limit of $215 million (of which $175 million had been drawn as of December 31, 1998), and matures three years from the date of execution of the agreement, extendible annually for an additional year with unanimous bank group consent. The Company has the option of borrowing under either the United States prime rate (7.75% at December 31, 1998) or a formula-driven rate based on the London Interbank Offered Rate ("LIBOR"). If the LIBOR-based option is selected, the applicable interest rate will vary between LIBOR plus 1.00% and 2.00% per annum, depending on the Company's ratio of Funded Debt to EBITDA (as defined in the applicable agreement). Additionally, the Company must pay a commitment fee on the unused portion of the Facility, which will also fluctuate, between .25% and .50% per annum, depending on the Company's ratio of expensed Funded Debt to EBITDA. Total commitment fees expensed during the year ended December 31, 1998 was $0.1 million. Interest and the commitment fees are both payable in arrears. Interest is due either monthly or quarterly depending on the type of funding selected, and the commitment fee is due quarterly. The Credit Facility contains certain affirmative and negative covenants which, among other matters, require compliance with various financial ratios and thresholds including, but not limited to, minimum interest coverage ratio, maximum funded debt to EBITDA and minimum consolidated net worth, as well as certain limitations on liens, dividends, indebtedness, acquisitions, capital expenditures and asset dispositions. The agreement also includes provisions whereby an event of default under the Company's other debt agreements may also constitute an event of default under the Credit Facility. The Company utilized the Credit Facility to refinance certain of its existing indebtedness (including the repayment of the committed credit facility in existence at the time) and for general corporate purposes. As of March 30, 1999, the lead bank in the facility had not yet completed a secondary market participation of $25 million of its commitment under the Credit Facility. Pursuant to an underwriting agreement with that bank, the terms of the Credit Facility may be modified in connection with this secondary offering.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Private Placements

Unsecured, medium-term senior notes in the principal amount of $75 million were issued in January 1996 to institutional lenders to provide financing for acquisitions, primarily for CTI and Rotor. The principal payments required in future years are $7.1 million each in 2000 and 2001; $32.1 million due 2002; $7.1 million due 2003 and $21.4 million due thereafter. The blended interest rate for the two series of notes is approximately 6.67 percent per annum. The estimated fair market value of these notes at December 31, 1998 is $73.5 million.

On June 30, 1998 and October 2, 1998, the Company issued an additional $75 million and $25 million, respectively, in senior notes in separate private placement offerings (the "New Senior Notes"). The New Senior Notes are exempt from registration pursuant to Rule 144A of the Securities Act of 1933 and, as such, carry certain restrictions regarding their resale. The New Senior Notes are unsecured and bear interest at fixed rates of 6.83% and 7.05% per annum, respectively. Interest is payable quarterly, with the principal balances due as follows; $5 million due 2006 and 2007, $80 million due 2008, and $5 million due 2009 and 2010. The New Senior Notes may be prepaid in whole or in part at any time, although a premium may apply if this option is elected. The New Senior Notes contain certain affirmative and negative covenants which, among other matters, require compliance with various financial ratios and thresholds relating, but not limited to, minimum consolidated tangible net worth and maximum debt to total capitalization. The agreements also include provisions whereby an event of default under the Company's other debt agreements may also constitute an event of default under the New Senior Note agreements. The Company utilized proceeds from the New Senior Notes to partially finance its purchase of Green and for general corporate purposes.

In connection with obtaining the Credit Facility, The Company paid approximately $.78 million in direct costs, which was deferred and is being amortized over a period of three years. For the year ended December 31, 1998, The Company recognized $0.1 in amortization expense related to such costs.

As a result of losses sustained from continuing operations and the loss on disposal resulting from the decision to sell Ameri-Forge, the Company amended certain provisions of the Credit Facility and Private Placement agreements as of December 31, 1998. The primary effect on the Credit Facility was to (i) lower the required minimum consolidated net worth limit from $280 million to approximately $215 million through July 31, 1999, which increases to $325 million on August 1, 1999, and continues at such level thereafter and (ii) reduce the facility from $215 million to $140 million upon consummation of the APG Lime sale. The amended Private Placement agreements provide for; (i) a reduction in the required minimum consolidated net worth limit, as defined, from $280 million to approximately $215 million, which increases to $325 million on July 31, 2000 and (ii) an increase in the maximum amount of debt to capitalization from 55% to 64%, decreasing to 45% over the next 12 months. In addition, the Private Placement agreements require the Company to replace or otherwise terminate the Credit Facility by no later than August 1, 1999, in order to avoid incurring additional interest. If the Company does not terminate the Credit Facility as of that date, the effective interest rate on all series issues will increase by 400 basis points, and the Company will be required to pay a one-time fee of $875,000. The Company incurred total costs of $0.95 million in order to effect the aforementioned amendments, which will be deferred and amortized over the remaining lives of the respective instruments.

Management believes that if the Credit Facility is not replaced by August 1, 1999 the Company will be in technical default of the requirement to attain a minimum amount of consolidated net worth of $325 million by that date. As a result, the Company has classified the $175 million outstanding under the Credit Facility as a current liability in its consolidated balance sheet at December 31, 1998, as required by the Emerging Issues Task Force release 86-30, "Classification of Obligations When a Violation is Waived by the Creditor" ("EITF 86-30"). The Company has classified the $175 million outstanding under the Private Placements as long-term in accordance with EITF 86-30. However, if the Company (i) fails to meet the minimum consolidated tangible net worth limit of $325 million at August 1, 1999 or (ii) fails to replace or otherwise terminate the Credit Facility by August 1, 1999, a "cross default" is probable under the Private Placements and will cause the Private Placements to be classified as current at that time. If such an event occurs, the Company will either have to refinance its existing indebtedness, or it will have to seek alternative sources of funding including, but not limited to, additional asset sales, private and/or public placements of debt, a secondary equity offering, or some combination thereof. There can, however, be no assurance that such actions will be successful, or that such funding will be available to the Company at that time.

The Company had $8.4 million in cash and cash equivalents on hand at December 31, 1998, and additional borrowing capacity from committed and discretionary unused lines of credit of $60.4 million. The Company's net working capital deficiency (excluding assets held for sale) was approximately $17 million at the end of 1998, primarily as a result of the classification of amounts outstanding under the Credit Facility as a current liability. Although there can be no assurance, based on its current financial forecasts management believes that internally-generated funds and borrowings under existing credit facilities will, most likely, be adequate to meet its principal and interest obligations, working capital and capital expenditure requirements during 1999 (in the absence of an acceleration of principal payments under the Credit Facility and Private Placements, as discussed above). However, such current sources of funds may not be adequate to meet these obligations and/or support the Company's growth strategy beyond 1999. To partially address this situation, and to further its strategy of focusing primarily on its core refractory businesses, on March 9, 1999 the Company announced that it had entered into a definitive agreement to sell APG Lime for $134 million, including

$130.3 million, in cash, subject to due diligence by management, the sale to be completed in May, 1999. The Company also announced at that time its intent to sell the assets and business of Ameri-Forge, which management expects to be completed by the end of 1999. The Company has been actively marketing Ameri-Forge to potential buyers, and management believes the Company will realize significant proceeds from the divestiture, although less than the net book value. See Note - C "Discontinued Operations" for more information on these planned divestitures. The Company plans to use the majority of the proceeds from the aforementioned divestitures to reduce indebtedness and/or repurchase Company common stock.

In addition, the Company plans to renegotiate the terms of the Credit Facility by August 1, 1999, or refinance indebtedness thereunder on terms which would be more consistent with the Company's current organizational structure and capital requirements. Management believes, based on preliminary discussions with the banks within the syndication, that the Company will be able to reach a satisfactory agreement by August 1, 1999 and avoid the covenant breach discussed above. The new agreement will, in all likelihood, contain terms that differ from those included in the Credit Facility's current agreement, possibly materially. The results of the Company's efforts to sell APG Lime and Ameri-Forge will have a significant effect on its ability to renegotiate or refinance the Credit Facility by August 1, 1999. There can be no assurance that such attempts will be successful.

Lines of Credit

At December 31, 1998, the Company had one uncommitted bank line of credit with an aggregate borrowing limit of $10 million at a market interest rate. At December 31, 1998, approximately $.3 million was drawn against this line, and the Company had $7.3 million in remaining capacity, net of $2.4 million in outstanding letters of credit. Also included under this caption at December 31, 1998, is $14.6 million of debt assumed in the acquisition of Aken. Of this amount, approximately $11.7 million was drawn under a 1 year committed revolver (renewable annually) bearing interest at a market rate, currently at 7.0%, and approximately $2.9 million was drawn under a weighted average fixed interest rate of 7.16%, with principal payments due in 2003 and 2005. This indebtedness is secured by the assets of Aken. Five discretionary bank lines of credit aggregating $110 million were available to the Company for short-term borrowing at October 31, 1997 under which $46.4 million was outstanding; excluding $9.6 million used for letters of credit.

Other long-term debt decreased from $17.6 million at October 31, 1997 to $14.4 million at December 31, 1998, primarily reflecting the repayment of a note in the principal amount of $10 million, which was issued to provide financing for the acquisition of the refractory business and related assets of Lota-Green and other repayments, net of approximately $7.9 million of industrial development bonds and capital leases assumed in the acquisition of Green. Interest rates are generally fixed and range from 5.43% to 10.89% per annum.

A summary of the Company's scheduled principal repayments over the next five years is as follows (in millions):

                                 Year                  Amount
                  -----------------------------------  ------
                  1999...............................  $176.7
                  2000...............................    19.4
                  2001...............................     7.7
                  2002...............................    32.7
                  2003...............................     7.7
                  2004 and thereafter................   135.1
                                                       ------
                  Total..............................  $379.3
                                                       ======

Interest paid during the year ended December 31, 1998, the Transition Period and the years ended October 31, 1997, 1996 was $13.2 million, $1.4 million, $12.8 million and $6.3 million, respectively. During the year ended December 31, 1998, the Transition Period and the years ended October 31,1997 and 1996, the Company capitalized $3.5 million, $0.4 million, $2.4 million and $2.0 million, respectively, of interest relating to capital projects in progress.

NOTE M - INTEREST RATE SWAPS

In September 1998, the Company entered into two interest rate swap contracts, the objective of which was to convert a portion of its variable interest rate debt to fixed rate. These contracts have a total notional principal amount of $75 million and mature in approximately three years. The terms of the swaps provide for the Company to pay a fixed amount quarterly, based on an annual weighted average interest rate of approximately 5.20%. In exchange, the Company will receive a variable amount based on LIBOR, as reset quarterly. The Company has designated these contracts as hedges of $75 million in variable rate debt currently outstanding under its Credit Facility, which has been drawn under the LIBOR-based borrowing option. Accordingly, gains and losses realized under the swap agreements will increase or reduce interest expense recorded under the Credit Facility. These contracts did not have a material impact on the Company's results of operations for the year ended December 31, 1998. The Company is subject to the risk of nonperformance by the counterparties to these agreements although such event is not anticipated. Fair market value of the contracts, as obtained from the respective banks, was approximately ($.3 million) at December 31, 1998.


NOTE N - COMMITMENTS AND CONTINGENCIES

Products Liability Claims

The Company remains one of several defendants in lawsuits pending in state courts in Texas, West Virginia, Mississippi and Connecticut in which the plaintiffs allege that they incurred hearing losses, carpal tunnel and other injuries due to their operation of pneumatic and electrical hand tools manufactured by the defendants and used at job sites controlled by customers of the defendants (Tool Claims). In June and October, 1998, the Company entered into settlement agreements for amounts not in excess of recorded reserves resolving approximately 5,150 carpal tunnel and hearing loss claims in Connecticut and Mississippi. The Connecticut cases were dismissed in March 1998, and all of the Mississippi claims are subject to a settlement agreement. Upon implementation of the agreements relating to the Mississippi claims, approximately 250 unresolved claims will remain.

Green and Harbison-Walker, both wholly-owned subsidiaries of the Company, once manufactured and sold certain types of refractory products that contained small quantities of asbestos fiber. They are among numerous companies named as defendants in lawsuits in which the plaintiffs, most of whom worked for customers of the defendants, allege injuries due to exposure to asbestos-containing products (Asbestos Claims). At December 31, 1998, there were approximately 89,000 unresolved Asbestos Claims pending against Green (Green Claims) and 47,000 against Harbison-Walker (H-W Claims), and approximately 39,700 Green Claims and 55,500 H-W Claims that were subject to settlement agreements.

The Company has recorded an accrual of approximately $283.3 million for Green claims and H-W Claims pending as of December 31, 1998, and separately recorded an asset of $300.7 million, for Green claims and H-W claims, which is the portion of such accrual that is expected to be recovered over time from insurance. The accrued liability represents an estimate of the probable fees, expenses and liability of Green and Harbison-Walker for all pending Asbestos Claims, both resolved and unresolved.

At the time the Company acquired Green, it was a member of the Center for Claims Resolution (the Center), an organization of twenty companies (Members) that were formerly distributors or manufacturers of asbestos-containing products. The Center administers, evaluates, settles, pays and defends all of the asbestos-related personal injury lawsuits involving its Members. The Center entered into a class action settlement in 1993 that, among other things, limited the number of claims to be processed each year and provided for an injunction against the filing of tort claims against Members. That class action settlement and injunction were vacated by the US Supreme Court in 1998. Since that time Green has been served with approximately 60,000 new Claims in the tort system. In February 1999, Green withdrew from membership in the Center, and the Company is currently processing and managing the Green Claims in the same manner as the H-W Claims.

Certain insurance policies issued to Green prior to its acquisition by the Company provide coverage for a portion of amounts paid to defend and settle Asbestos Claims against Green. The extent and timing of reimbursement under such insurance policies are and will be dependent upon such factors as: the existence and terms of agreements regarding apportionment among the insurers of payments in respect to Asbestos Claims; solvency of the insurers; and policy limits for individual years of coverage and exhaustion thereof by Asbestos Claims against Green and The E. J. Bartells Company, a former subsidiary of Green. The issuers of these policies historically have paid approximately 100 percent of the fees, expenses and indemnity payments incurred by Green for Asbestos Claims.

Estimated fees, expenses and liability for H-W Claims are based upon: the number of pending Harbison-Walker Asbestos Claims; the historical percentage of H-W Claims dismissed; Harbison-Walker's historical average settlement payment per undismissed claim; the projected aging of H-W Claims; and the average monthly defense cost per unresolved claim. The partially offsetting asset reflects management's belief that such amount is recoverable under such policies in respect of the accrued Harbison-Walker liability. Harbison-Walker has reached a coverage in place agreement with insurers that issued approximately 60 percent of the excess coverage for H-W Claims regarding, among other matters, events which trigger such coverage, allocation of payments for indemnity and defense among the parties, and retroactive application of such understandings to past payments by Harbison-Walker. Harbison-Walker is negotiating similar arrangements with other issuers of its applicable excess coverage. Assuming definitive agreements with all such carriers are satisfactorily concluded, and in view of the generally favorable case law, management believes that Harbison-Walker will be reimbursed in the future for a significantly greater percentage of the indemnity payments and defense costs for such claims than it has received in the past.

There can be no certainty that the recorded Harbison-Walker and Green insurance assets will be fully recovered or that Green or Harbison-Walker may not ultimately incur a loss as a result of pending Asbestos Claims in excess of such accrual. However, management believes that additional expenses, if any, related to Harbison-Walker Claims would not have a material effect upon the consolidated financial position or liquidity of the Company and, based upon the experience of Green prior to its acquisition by the Company, anticipates that Green's insurance carriers will make substantially all required payments for Green Claims. Management periodically reviews its estimate of pending Asbestos Claims liability as well as its evaluation of available insurance and makes such adjustments in the accruals as may be appropriate. Such adjustments could affect earnings in a future period.

The Company cannot reasonably estimate the legal liability of Harbison-Walker or Green for unasserted Asbestos Claims, the cost to defend such claims, or the amounts Harbison-Walker and Green may pay to settle future Asbestos Claims or as a result of adverse judgments. Primarily, this is because the potential number of unasserted Asbestos Claims and when they might be asserted cannot reasonably be predicted. Over time, however, the number is expected to be substantial. The uncertainties which impair management's ability to estimate the expense of future Asbestos Claims include: the types and severity of asbestos-related illnesses experienced by future claimants; evidence of their exposure to specific products made by Green or Harbison-Walker; evidence of their exposure to asbestos-containing products made or sold by third parties; evidence of other possible causes or contributing causes of the claimants' illnesses; their earnings; changes by the Center in the apportionment among Members of liability for claims; jurisdiction of suit; enactment of tort reform legislation and its application to such claims; and whether suits are handled by the courts individually or on a consolidated basis.

In view of the number of pending Tool Claims and Asbestos Claims, management recognizes the possibility that multiple adverse judgments, particularly if they involve awards of punitive damages, could have a material effect upon the Company's earnings. However, based upon its review of pending Green and H-W Claims and Tool Claims, the current reserves thereon, information provided by the Center with respect to pending Green Claims, an evaluation of the rights of Harbison-Walker and Green with respect to applicable products liability insurance, its understanding of the terms and conditions of such insurance and discussions with insurers and their representatives, its experience to date with such litigation, and consultation with counsel, the Company believes that pending Asbestos Claims and Tool Claims will not be material either to the financial condition of the Company or to its liquidity.

In addition to asbestos-related personal injury claims asserted against Green, a number of claims have been asserted against Bigelow-Liptak Corporation (now known as A. P. Green Services, Inc.), a subsidiary of Green. These claims have been and are currently being defended by several of such subsidiary's insurance carriers. On January 29, 1998, Great American Insurance Company and American National Fire Insurance Company, two of such carriers, filed a lawsuit in the United States District Court for the Southern District of Ohio against certain of such subsidiary's other insurance carriers and such subsidiary seeking (1) a determination of the rights and obligations of all of the parties under such policies, and (2) contribution for amounts of indemnity costs previously paid. While it is not possible to predict the outcome of such suit, management believes that such subsidiary will prevail in its position that all of such carriers are obligated to pay (subject to applicable policy limits) liabilities arising out of asbestos personal injury claims on behalf of the insured.

Asbestos Related Property Damage Claims

Green is also among numerous defendants in a property damage class action suit pending in South Carolina. Green previously has been dismissed from a number of property damage cases and believes that it should be dismissed from the South Carolina case, based on the end uses of its products. A similar suit pending in the State of Oregon involves a former wholly owned subsidiary of Green and is being defended by Green's insurance carrier. Based upon Green's history in these asbestos-related property damage claims, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

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

On October 1, 1998, Curragh Queensland Mining (Pty) Ltd. filed an action in Denver District Court of the State of Colorado alleging that a dragline sold to it by Dresser Industries, Inc. (Dresser) in 1990, which the plaintiff has used in its surface mining operations in Australia, failed to meet certain performance specifications in the contract relating to the sale of the dragline. Pursuant to the agreement between Dresser and Harbison-Walker, which previously had been named INDRESCO, Inc., the Company's predecessor, relating to the public distribution by Dresser of the shares of INDRESCO, Inc., Harbison-Walker may be required to indemnify Dresser for certain claims such as those asserted by the plaintiff. Although management is unable to predict the outcome of this lawsuit, it believes that legal and contractual defenses available to Harbison-Walker may preclude any recovery by the plaintiff and that any settlement or judgment which the plaintiff may recover is adequately reserved by the Company and, in any event, such recovery would not have a material effect upon the consolidated financial position or liquidity of the Company.

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

A Company subsidiary received an order from the Commonwealth of Pennsylvania in 1991 demanding remediation of a tract of land, a portion of which had been mined under lease by Harbison-Walker Refractories Company for a period of time prior to 1972. In March, 1997, the Commonwealth's claim was fully resolved by entry of a consent decree providing for payment by the subsidiary of $775,000 over the following five years.

Other
-----

Rental expense for ongoing operations was $7.1 million in 1998, $1.0 million in the Transition Period, $7.0 million in 1997 and $4.5 million in 1996. For discontinued operations, $1.1 million, $0.2 million, $0.3 million and $1.7 million in these time periods. At December 31, 1998, the aggregate minimum annual obligations under noncancellable operation leases were $5.5 million for 1999; $4.7 million for 2000; $4.0 million for 2001; $3.4 million for 2002; $3.1 million for 2003, and $7.6 million in subsequent years. The lease obligations related primarily to general office space, sales office space and warehouses.

The Company has commitments to purchase approximately $13 million of machinery and equipment at December 31, 1998, primarily at Ameri-Forge. See Note C for more information.

NOTE O  - COMPREHENSIVE INCOME

In June 1997, Statement of Financial Accounting Standards No. 130 - "Comprehensive Income," ("SFAS 130"), was issued. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income, as defined by SFAS 130, is the change in equity (net assets) of a business enterprise during a period, from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of comprehensive income (loss) for the Company include net earnings
(loss), and changes in the cumulative translation and minimum pension liability adjustments. During the years ended December 31, 1998, October 31, 1997 and 1996, the Company recognized certain reclassifications between comprehensive income components relating to the sales of various businesses. The reclassifications resulted in an increase (decrease) in the net comprehensive income from cumulative translation adjustment of $(2.1) million during the year ended December 31, 1998, $1.8 million and $(7.6) million and the years ended October 31, 1997 and 1996, respectively. In addition, the Company recognized changes in its minimum pension liability adjustment for the periods presented, which were recorded net of $.5 million, $2.1 million and $1.6 million in applicable income taxes for the year ended December 31, 1998, October 31, 1997 and 1996, respectively.

NOTE P - PENSION AND OTHER POSTRETIREMENT BENEFITS

Defined Benefit Pension Plans

Numerous defined benefit pension plans cover substantially all Company employees in the United States. Plans covering salaried employees are based primarily on years of service and qualifying compensation during the final years of employment. Plans covering hourly employees are based primarily on years of service. Additional defined benefit pension plans cover employees outside the United States in Mexico, Canada and the U.K. The benefits under these plans are based primarily on years of service and compensation levels. The Company funds these plans in amounts at least sufficient to meet the minimum funding requirements under applicable laws and governmental regulations.

The Company has several pension plans with an accumulated benefit obligation in excess of plan asset. The aggregate accumulated benefit obligation for such plans was $95.7 million and $109.0 million at December 31, 1998 and October 31, 1997, respectively. The total fair market value of assets in these underfunded plans was $78.7 million and $94.7 million at December 31, 1998 and October 31, 1997, respectively. A liability has been recognized for all such plans. The minimum liability which must be recorded is equal to the excess of the accumulated benefit obligation over plan assets. For some plans, this results in an additional liability being recorded. In connection with the recording of additional liabilities, corresponding amounts are recorded as an intangible asset or a reduction of equity. At December 31, 1998, the Company recorded $13.0 million of additional liabilities, $4.3 million of intangible assets and $5.4 million as a reduction in equity, net of income taxes, for such plans. The Company had recorded additional liabilities of $19.1 million, intangible assets of $9.0 million and $6.3 million as a reduction in equity, net of income taxes at October 31, 1997.

During the third quarter of 1998, the Company recognized a curtailment loss of approximately $3 million related to accelerated benefits for terminated employees of closed Harbison-Walker facilities, and the recognition of prior service cost. The charge is included in the consolidated statement of operations under the caption "Restructuring Charges." In addition, the sale of the Marion surface mining equipment business in August 1997 resulted in the termination of employment of essentially all employees engaged in those operations. As a result, the Company recognized a $1.5 million charge in 1997 for pension curtailment under the captain "Special Charges."

Other Postretirement Benefits

In addition to providing pension benefits, the Company and its subsidiaries currently provide certain health care and life insurance benefits for substantially all retired U.S. bargaining and nonbargaining unit employees meeting eligibility requirements. The Company's policy is to fund these benefits as claims and premiums are paid. All of the company's plans for postretirement benefits, other than pensions, are unfunded.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - POSTRETIREMENT BENEFITS - (CONTINUED)

As a result of the sale of the Industrial Tool operations, the Company recognized a curtailment gain of $4.6 million for post-retirement health care benefits in 1998, which is included in the gain on sale (see Note C for more information). In addition, the August 1997 sale of the Marion surface mining equipment business resulted in a curtailment loss of $1.0 million under the captain "Special Charges." See Note D for further information.

The following table provides the components of net periodic benefit cost for the plans for the year ended December 31, 1998, the Transition period and the years ended October 31, 1997 and 1996, respectively


                                                                             Pension Benefits
                                                  -------------------------------------------------------------
                                                                     Two Months
                                                      Year End         Ended
                                                    December 31,     December 31,         Years Ended October 31,
Amounts in ($000)                                       1998            1997                1997           1996
------------------------------------------        -------------------------------------------------------------
Service cost..............................               4.3             0.8                 4.1            4.4
Interest cost.............................              13.3             2.0                11.2           10.9
Expected return on plan assets............             (19.3)           (2.3)              (11.7)         (11.7)
Amortization of transition (asset)                      (0.6)           (0.1)               (1.3)          (1.4)
 obligation...............................               1.5             0.3                 1.6            1.3
Amortization of prior-service costs.......               1.1             0.1                 0.6            0.8
Recognized Actuarial (gain) loss..........            ------            ----               -----          -----

Net periodic benefit cost.................               0.3             0.8                 4.5            4.3
Curtailment (gain) loss...................               1.2             0.2                 0.0            0.0
                                                      ------            ----               -----          -----
Net periodic benefit cost after                          1.5             1.0                 4.5            4.3
 curtailments settlements.................            ======            ====               =====          =====

                                                                      Other Postretirement Benefits
                                                  ---------------------------------------------------------------
                                                                      Two Months
                                                      Year End          Ended
                                                     December 31,    December 31,         Years Ended October 31,
Amounts in ($000)                                       1998            1997                1997           1996
------------------------------------------        ---------------------------------------------------------------


Service cost..............................             $ 0.6            $0.1               $ 0.6          $ 0.5
Interest cost.............................               2.5             0.6                 3.3            3.3
Amortization of prior-service costs.......              (0.1)            0.0                (0.1)          (0.1)
                                                       -----            ----               -----          -----
Net periodic benefit cost.................             $ 3.0            $0.7               $ 3.8          $ 3.7
                                                       =====            ====               =====          =====

The prior-service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the remaining service period of active participants.

On the consolidated balance sheets, Other assets includes prepaid benefit cost and Accrued compensation and benefits includes current pension liabilities.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           Pension Benefits                    Other Benefits
                                                   ------------------------------     ------------------------------
                                                      December 31,    October 31,       December 31,    October 31,
Amounts (in millions)                                     1998           1997               1998            1997
                                                   ------------------------------     ------------------------------
Change in benefits obligation
 Benefit obligation, beginning of period...              $159.5         $136.5             $ 45.6          $ 46.4
 Service cost..............................                 5.1            4.1                0.7             0.6
 Interest cost.............................                15.2           11.2                3.1             3.3
 Plan amendments...........................                 1.2           (1.0)               0.0             0.0
 Actuarial (gain) loss.....................                13.2           15.1                4.1            (1.9)
 Acquisitions (divestitures)...............               125.6            2.2               15.7             0.0
 Benefit payments..........................               (14.3)          (8.7)              (5.2)           (3.9)
 Other.....................................                 1.2            0.2                0.2             1.1
 Translation...............................                (2.4)          (0.1)               0.0             0.0
                                                          -----          -----              -----           -----
 Benefit obligation, end of period.........               304.3          159.5               64.2            45.6
                                                          -----          -----              -----           -----


Change in plan assets
 Fair value, beginning of period...........               147.3          128.6                0.0             0.0
 Actual return on plan assets..............                21.6           14.5                0.0             0.0
 Acquisitions..............................               152.2            2.4                0.0             0.0
 Employer contributions....................                14.2            9.5                5.0             3.8
 Benefit payments..........................               (14.2)          (7.7)              (5.2)           (3.9)
 Translation and Other.....................                (4.5)           0.0                0.2             0.1
                                                          -----          -----              -----           -----
Fair value, end of period..................               316.6          147.3                0.0             0.0
                                                          -----          -----              -----           -----

Assets in excess of/(less than) benefit
 obligation
 Funded Status.............................                12.3          (12.2)             (64.2)          (45.6)
 Unrecognized transition (asset)/obligation                (2.0)          (2.8)               0.0             0.0
 Unrecognized prior-service cost...........                 6.8           10.8               (1.1)           (0.8)
 Unrecognized (gain)/loss..................                33.9           24.5                2.8            (1.3)
                                                          -----          -----              -----           -----
Net amount recognized......................               $51.0          $20.3             $(62.5)         $(47.7)
                                                          =====          =====              =====           =====


The following table provides the amount recognized in the consolidated balance sheets:

                                                   Pension Benefits             Other Postretirement Benefits
                                             ---------------------------------------------------------------
                                              December 31,    October 31,        December 31,    October 31,
 Amounts (in millions)                            1998           1997                1998           1997
-------------------------------------------  ----------------------------     ------------------------------

 Prepaid benefit cost......................         $ 58.9         $ 21.2              $  0.0         $  0.0
 Accrued benefit liability.................          (21.1)         (21.1)              (62.5)         (47.7)
 Intangible asset..........................            4.3            9.0                 0.0            0.0
 Accumulated other comprehensive income....            8.9           11.2                 0.0            0.0
                                                    ------         ------              ------         ------
 Net amount recognized.....................         $ 51.0         $ 20.3              $(62.5)        $(47.7)
                                                    ======         ======              ======         ======

The Company acquired A.P. Green Industries on July 1, 1998, including its pension and retiree health and life benefit plans.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The actuarial assumptions used were as follows:


                                                    Pension Benefits             Other Postretirement Benefits
                                             ------------------------------    ---------------------------------
                                               December 31,    October 31,        December 31,    October 31,
                                                   1998           1997                1998           1997
                                             --------------   -------------    ---------------   ---------------

Discount rate...............................     6.2% - 7.0%    5.0% - 8.0%           6.7%           7.5%
Expected return on plan assets..............     7.0% - 9.5%    7.0% - 9.5%           N/A            N/A
Rate of compensation increase...............     1.5% - 5.0%    1.5% - 5.0%           4.5%           4.5%


For measurement purposes, a 7% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually each year to a rate of 5% for 2001 and remain at that level thereafter.

A 1% change in health care cost trend rates would have no material impact on either the net periodic cost or the accumulated post retirement benefit obligation.


Defined Contribution Retirement Plans

In addition to the defined benefit pension plans discussed above, the Company and its subsidiaries sponsor a contribution plan which is funded primarily by employee contributions. The Company's matching contribution to this plan was $1.0 million for the plan year ending December 31, 1998 and, $.4 million and $1.1 million during the years ended October 31, 1997 and 1996, respectively. The Company acquired A.P. Green on July 1, 1998. A.P. Green sponsored three additional defined contribution plans. The Company's matching contribution to these plans was $.42 million in the time period of July 1, 1998 through December 31, 1998. The A.P. Green Salaried Investment plan was merged with the Global Industrial Technologies defined contribution plan as of December 31, 1998. The other two A.P. Green plans will continue as separate plans.

NOTE Q - EMPLOYEE AND DIRECTOR INCENTIVE PLANS

Stock Option Program

Under the Company's 1992 Stock Compensation Plan, stock options, stock appreciation rights and restricted stock may be granted to officers and key employees. Up to 3,500,000 shares of common stock are subject to the Plan, of which no more than 750,000 shares may be awarded as restricted stock. No grant may be made for less than 100 percent of the fair market value of the common stock on the date of grant. All options generally expire ten years after the date of grant. All officers and certain key employees have been assigned stock ownership levels and are required to retain 25 percent of any option shares exercised until their ownership level has been achieved.

In September 1998, options to purchase 653,574 shares of Company common stock were granted under the Company's 1992 Stock Compensation Plan, and previously issued options to purchase 1,083,960 shares of common stock were cancelled. The cancelled options provided for exercise prices ranging from $11.00 to $20.00 per share. The new option grants, which were subject to employees agreements to cancel previously awarded options, expire ten years after the grant date, carry an exercise price of $6.91 per share (equal to the closing market price on the grant date) and fully vest on either the first or fifth anniversary of the grant date, unless otherwise accelerated. Under the terms of the option agreements, up to 50% of an employee's options will become fully vested at such time as the average closing price of the Company's common stock equals or exceeds $10.36 per share for any 21 consecutive trading day period, and another 50% will become fully vested upon the attainment of at least a $13.81 average closing price for any period of equal length. In the event of an announcement by a third party to acquire more than 30.0% of the Company's common stock, the options will automatically become fully vested. In addition, the Company granted options to purchase 453,467 shares of common stock to certain key employees in December, 1998. These options bear an exercise price of $8.09 per share (equal to the market price at the date of grant) and carry similar vesting provisions as described above, with the exception of the target share prices which are $12.14 and $16.19 per share, respectively. The Company accounts for stock option grants under the provisions of Accounting Principles Board Opinion No. 25 -"Accounting for Stock Issued to Employees," and, accordingly, no compensation expense was recognized at the date of grant, since the options had no intrinsic value.

Outside Directors Stock Incentive Plan

The plan provides that options may be granted for up to 300,000 shares and that each nonemployee director will receive annual grants at a price equal to 100% of the fair market value at the time of the grant. The options vest in six months and expire at the end of a ten year period, or at the end of a five year period following death, disability or retirement, whichever is less. A nonemployee director is generally required to retain at least 50 percent of any shares exercised until six months after retirement from the Board. In 1998, the company awarded each outside director a special stock option grant of 20,000 shares.

The stock options granted the Directors were as follows: 32,000 shares in 1993 at an exercise price of $14.56; 16,000 shares in 1994 at $13.69; 16,000 shares in 1996 at $24.50; 20,000 shares in 1997 at $17.88, and 100,000 shares in 1998 at an average exercise price of $16.33. At December 31, 1998, options for 184,000 shares were exercisable. Historically, no compensation expense was recognized with respect to option grants to the Directors, since their exercise price was equal to the closing price of the Company's stock on the date of grant. However, the Financial Accounting Standards Board (FASB) is expected to issue an interpretation of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in the third quarter of 1999 which, among other things, will change the definition of an "employee" for purposes of applying the provisions of APB 25. Under the new interpretation, a person must meet the criteria of an "employee," as defined under common law in order for an entity to apply the accounting provisions of APB 25. Options granted to outside members of the Board of Directors after December 15, 1998 will therefore be excluded from the scope of APB 25 and, accordingly, the Company will recognize compensation expense for such grants in the future based on the options' respective fair market value at the date of grant. The effect of this change is not expected to have a material impact on the Company's results of operations or financial position.

Stock Option Summary

In 1997, the Company adopted the disclosure-only option under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). If the Company had recorded compensation expense in 1998, the transition period, 1997 and 1996 for the stock options granted in accordance with the provisions of SFAS 123, the pro forma net earnings (loss) from continuing operations would have been ($53.3) million, ($5.2) million, ($25.8) million and $25.6 million, and the pro forma basic net earnings (loss) from continuing operations per share would have been ($2.42), ($0.24), ($1.14) and $1.13 in 1998, the transition period, 1997 and 1996, respectively. The pro forma diluted net earnings (loss) per share would have been ($2.42), ($.24), ($1.12) and $1.13 in 1998, the transition period, 1997 and 1996, respectively. The estimated fair value of the options granted during 1998, 1997 and 1996 using the Black-Scholes pricing model is $9.1 million, $1.2 million and $3.2 million, respectively. For purposes of the pro forma disclosures, these values are expensed over the vesting periods of the options.

The significant assumptions used to estimate the fair value of the stock options granted in 1998, 1997 and 1996 include a risk-free rate of return of 5.0% (1998 options), 6.2% (1997 options) and 6.8% (1996 options), expected option lives 6.0 years (1998 options), 6.0 years (1997 options) and 8.4 years (1996 options), expected volatility of 24% for 1998 and 28% for both 1997 and 1996 options and no expected dividend payments.

A summary of stock option activity is as follows:


                              Year Ended         2 Month Period Ended              Years Ended October 31,
                          December 31, 1998       December 31, 1997              1997                     1996
                       -----------------------   --------------------            ----                     ----
                          Number      Average     Number      Average      Number     Average     Number      Average
                            Of       Exercise       of       Exercise        of       Exercise      Of       Exercise
                          Shares       Price      Shares       Price       Shares      Price      Shares       Price
                       ------------  ---------  -----------  ---------  ------------  --------  -----------  ---------

Options outstanding at
 beginning of year...    1,365,091      $14.86   1,425,489      $14.90    1,441,726     $14.06   1,291,024      $12.49
Options granted......    2,320,606      $10.58         ---                  181,800     $19.95     371,600      $17.27
Options exercised....     (157,738)     $ 9.23     (50,698)     $15.68     (184,937)    $13.04    (212,898)     $10.09
Options canceled.....   (1,235,960)     $16.09      (9,700)     $17.48      (13,100)    $18.29      (8,000)     $15.81
Options outstanding     ----------               ---------                ---------              ---------
 at end of
 year................    2,291,999      $10.25   1,365,091      $14.86    1,425,415     $14.90   1,441,726      $14.06
                        ==========               =========                =========              =========
Options exercisable
 at end of year......    1,838,532      $10.78   1,190,391      $14.11    1,249,789     $14.20   1,037,570      $12.98
                        ==========               =========                =========              =========

The following information is presented for stock options outstanding at December 31, 1998.


                                                       Outstanding Option Shares                     Exercisable Option Shares
                                         ----------------------------------------------------------------------------------------
                                                            Average                                                   Average
Exercise                                                      Life            Average Exercise                        Exercise
Price Range                                   Shares       (in years)               Price             Shares            Price
-----------                                 --------       ----------              ------           --------          -------

$ 6.90 - $ 9.16.........................        1,409,057           9.6           $ 7.3422            955,590          $ 6.9655
$10.84 - $15.94.........................          698,242           6.7           $14.1005            698,242          $14.1005
$16.92 - $20.00.........................          184,700           7.7           $17.8920            184,700          $17.8920

   Totals...............................        2,291,999           8.5           $10.2508          1,838,532          $10.7833


As of December 31, 1998 there were a total of 446,347 shares reserved for future options and other grants under the Plan.

Deferred Compensation Plan

Key executives may elect to have certain earned incentive awards paid on a current or deferred basis. Amounts deferred are deemed invested in stock units, at a 25% discount to the then market price, and become payable as common stock following termination. Officers must invest a minimum of 50 percent of any management incentive in company stock or stock units if they have not achieved their stock ownership requirement. Nonofficer key employees subject to the stock ownership policy must also invest at least 30 percent of any incentive until their requirements are met.


NOTE R - CAPITAL STOCK

Purchase of Common Stock

In August 1993, the Board of Directors approved a plan to purchase up to 4.1 million shares of the Company's common stock. In August 1994, the Board increased this authorization by 2 million shares. In 1997, the Board authorized additional purchases up to 10 percent of the Company's then outstanding shares at July 1, 1997, or approximately 2.2 million shares. The Company purchased shares of common stock in the open market as shown in the table below. During the year ended December 31, 1998, the transition period and the years ended October 31, 1997 and 1996, 195,656, 50,698, 191,971 and 255,176, shares of treasury stock were issued pursuant to employee benefit plans, respectively.


          Year Ended                                       Shares Purchased      Average Price
          ----------                                       ----------------      -------------

          December 31, 1998
          2 Months Ended December 31, 1997                       132,300                17.53
          October 31, 1997                                       877,352                17.75
          October 31, 1996                                       150,300                17.08
          October 31, 1995                                       643,061                13.52
          October 31, 1994                                     3,375,100                12.80
                                                               ---------
              Total                                            5,178,113
                                                               =========


Preferred Stock Purchase Rights

On July 28, 1992, the Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right (Right) for each outstanding share of the Company's common stock to shareholders of record on August 7, 1992. Unless renewed, the Rights will expire on July 27, 2002.

Pursuant to the third amendment to the Preferred Stock Purchase Rights Agreement (signed on October 5, 1998) the Rights will generally not be exercisable until after 10 days (or such later time as the Board of Directors may determine) from the earlier of a public announcement that a person or group has, without Board approval, acquired beneficial ownership of 10 percent or more of the Company's common stock or the commencement of, or public announcement of an intent to commence, a tender or exchange offer which, if successful, would result in the offeror acquiring 30 percent or more of the Company's common stock. Beneficial Ownership by any person of 10% or more of the Company's common stock as of the close of business on October 5, 1998, will not, however, trigger the exercisability provisions of the Rights until such time thereafter as any such person shall become the Beneficial Owner (other than by means of a stock dividend or stock split) of an additional 100,000 shares of common stock. Once exercisable, each Right would entitle its holder to purchase 1/100 of a share of the Company's Series A Junior Preferred Stock at an exercise price of $45 subject to adjustment in certain circumstances.

If the Company is acquired in a merger or other business combination not previously approved by the Company's Continuing Directors, each Right then exercisable would entitle its holder to purchase at the exercise price that number of shares of the surviving company's common stock which has a market value equal to twice the Right's exercise price. In addition, if any person or group (with certain exceptions) were to acquire beneficial ownership of 10 percent or more of the Company's common stock (unless pursuant to a transaction approved by the Company's Continuing Directors), each New Right would entitle all right holders, other than the 10 percent stockholder or group, to purchase Series A Junior Preferred Stock having a market value equal to twice the Right's exercise price. The Rights may be redeemed by the Company for $.01 per Right until the tenth day after a person or group has obtained beneficial ownership of 10 percent or more of the Company's common stock (or such later date as the Continuing Directors may determine).

The Board of Directors took action on December 23, 1998 to delay distribution of the Rights pursuant to the terms of the Preferred stock Purchase Rights Agreement, and as of March 29, 1999, the Company's Board of Directors had not invoked the exercisability provisions of the Rights in response to the announcement by GT Acquisition Corp, to acquire Company common stock (see Note
A - for more information).

Therefore, the Rights are not considered to be common stock equivalents and the Rights have no effect on earnings per share.



NOTE S - RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133), " Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair market value. The recording of the offsetting debits or credits is dependent upon the purpose for which the derivative instrument was entered into. In cases where specified conditions are met, the Statement permits "hedge" accounting in which gains and losses on the derivative hedging instrument are matched with offsetting losses and gains on the underlying item that is being hedged. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Earlier application of most of this statement's provisions is encouraged, but is only permitted as of the beginning of any fiscal quarter that begins after June 15, 1998. No decision has been made as to when the Company will adopt this statement. Currently, management does not anticipate that its adoption will have a material impact on the results of operations, financial position, liquidity or compliance with covenants contained in the Company's debt agreements since, historically, its use of derivative instruments has been minimal. However, risk management policies and procedures are continually being refined and the Company may, from time to time, increase its use of such instruments in order to mitigate potential risks resulting from foreign currency exchange, commodity price and interest rate fluctuations.

Accounting for Stock Issued to Employees

In the third quarter of 1999, the Financial Accounting Standards Board (FASB) is expected to issue an interpretation of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Among other things, the proposed interpretation would change existing practice with regard to (1) the definition of an "employee" for purposes of measuring compensation expense (see Note - Q for more information) and (2) variable-plan accounting would be required in the event that the terms of an option (originally accounted for as a fixed plan) are modified during the option term to directly change the exercise price. The FASB extended the application of this concept to include the cancellation of an option and the subsequent issuance of a new option (with a lower exercise price) shortly thereafter to the same individual. In addition, the FASB also concluded that variable-plan accounting should be applied to a modification that directly changes the number of shares granted under a stock option or award, except in certain circumstances (for example, adjustments for stock splits, stock dividends, or equity restructurings that do not increase the value of the stock option or award). The effective date of the proposed interpretation is expected to be in September, 1999 and would be applied prospectively to all transactions entered into after December 15, 1998. The interpretation is not expected to have a material impact on the Company's results of operations or financial position.

NOTE T - SUPPLEMENTARY INCOME STATEMENT INFORMATION

Depreciation, depletion and amortization of property, plant and equipment charged to earnings for continuing operations amounted to $20.7 million, $2.4 million, $13.6 million, and 11.3 million for the year ended December 31, 1998, the Transition Period and the years ended October 31, 1997 and 1996, respectively. For discontinued operations, $7.7 million, $1.1 million, $5.7 million, and $4.8 million for the year ended December 31, 1998, the Transition Period and the years ended October 31, 1997 and 1996, respectively.

Research and development expenses for ongoing operations were $3.9 million, $0.5 million, $3.7 million, and $3.7 million for the year ended December 31, 1998, the Transition Period and the years ended October 31, 1997 and 1996, respectively. For discounted operations, $0.1 million, $0.1 million, $1.4 million, and $1.2 million for the year ended December 31, 1998, the Transition Period and the years ended October 31, 1997, and 1996, respectively.

During October 1997, the Company recorded a $2.7 million charge related to the termination of 72 employees of the Refractory Products segments. The charge is included in "Other, net" in the accompanying consolidated statement of earnings.


NOTE U - INFORMATION BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

In December, 1998 the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information" which requires disclosure of segment information based on the management approach. Under this approach, the Company has two reportable segments; Refractory Products and Minerals and All Other. Operating segments were determined based on differences in products.

Total sales include sales to unaffiliated customers and intergeographic area sales. The intergeographic area sales are accounted for at approximate arm's length market prices. No single customer accounted for 10 percent or more of total sales.

The accounting policies of the reportable segments are the same as those described in Significant Accounting Policies. Segment profit (loss) consists of total revenue less total operating expenses. Restructuring, impairment, and other special charges, corporate expenses, interest expense, income taxes and other non-segment items have been excluded in determining segment operating profit. Divested activities' results are reflected separately in revenues and segment profit (loss). Segment assets are those assets that are identified with particular segments. Corporate assets are principally cash and cash equivalents, miscellaneous receivables and deferred income tax benefits. Following is a description of the Company's reportable segments.

Refractory Products and Mineral

This segment consists of the Harbison-Walker and Green refractory operations, which are leading suppliers of refractory products and primarily licensor of technology; Refmex, the largest Mexican producer of refractory products for steel and cement producers; RECSA, the largest Chilean producer of refractory products and Aken, a German producer of refractory products. Refractories, which are made principally from magnesite, graphite, chromite, bauxite, quartzite and fire clays, are used in virtually every industrial process requiring heating or containment of a solid, liquid or gas at a high temperature. The Refractory Products and Minerals segment now includes the operating results of the Company's plant in Luddington, Michigan, which serves primarily as an internal source of magnesite. In prior years, this plant was included in the Minerals segment. To conform to the current year's presentation, the prior years' results of operations for the old Minerals segment have been combined with those of Refractory products.

All Other

This segment represents the Company's remaining continuing operating units which did not individually meet the segregation criteria prescribed by SFAS 131. The operations included are CTI, Shred-Tech and the processing equipment operations of Jeffrey. CTI has developed and patented advanced polymer concrete tankhouse cells used in the electrolytic refining of copper and other nonferrous metals. Shred-Tech and Jeffrey processing equipment operations manufacture processing, shredding and recycling equipment used in a variety of industries and applications. See Note C for further information.


                                                                     Year ended
                                                                    December 31,    Year ended October 31,
INDUSTRY SEGMENT                                                        1998          1997          1996
                                                                    ---------------------------------------

Revenues
  Refractory Products and Minerals................................     $  444.2         365.1         331.4
  All other.......................................................         47.5          63.6          50.8
                                                                       --------         -----      --------
    Reportable segment revenues...................................        491.7         428.7         382.2
  Divested operations.............................................          2.7           5.2         116.3
                                                                       --------         -----      --------
  Total...........................................................     $  494.4         433.9         498.5
                                                                       ========         =====      ========

Operating profit (loss)
  Refractory Products and Minerals................................     $   15.0          31.9          39.2
  All other.......................................................           .8           1.4           4.0
                                                                       --------         -----      --------
    Reportable segment profit (loss)..............................         15.8          33.3          43.2
Restructuring charges.............................................        (36.9)           --            --
Impairment of long-lived assets...................................        (23.3)           --            --
Special charges...................................................         (7.7)        (43.5)           --
  Corporate expenses..............................................        (22.3)        (15.9)        (14.8)
  Divested operations.............................................         (2.6)           --           6.7
  Interest expense................................................        (11.0)         (7.5)         (5.6)
                                                                       --------         -----      --------
  Earnings (loss) from continuing before income taxes.............     $  (88.0)        (33.6)         29.5
                                                                       ========         =====      ========

Depreciation, depletion and amortization

  Refractory Products and Minerals................................     $   19.2           9.9           8.7
  All other.......................................................          3.3           2.3           2.3
                                                                       --------         -----      --------
    Reportable segment depreciation, depletion and amortization...         22.5          12.2          11.0
  Corporate.......................................................          0.7           0.4           0.3
  Divested operations.............................................          0.0           1.1           1.2
  Discontinued operations.........................................          8.8           8.6           6.2
                                                                       --------         -----      --------
  Total depreciation, depletion and amortization..................     $   32.0          22.3          18.7
                                                                       ========         =====      ========

Capital expenditures
  Refractory Products and Minerals................................     $   14.8          23.5          22.9
  All other.......................................................          3.4           1.4           1.2
                                                                       --------         -----         -----
    Reportable segment capital expenditures.......................         18.2          24.9          24.1
  Corporate.......................................................          1.9           2.4           1.0
  Divested operations.............................................          0.0           1.1           2.0
                                                                           39.2          36.0          26.6
  Discontinued operations.........................................     --------         -----      --------
                                                                       $   59.3          64.4          53.7
  Total capital expenditures......................................     ========         =====      ========

Assets
  Refractory Products and Minerals................................     $  548.7         305.8         258.1
  All other.......................................................         52.3          91.1          88.2
                                                                       --------         -----      --------
    Reportable segment assets.....................................        601.0         396.9         346.3
  Corporate.......................................................        465.7         206.0         146.4
  Divested operations.............................................          7.1           5.3         105.1
  Discontinued operations.........................................        192.2         198.8         154.8
                                                                       --------         -----      --------
  Total assets....................................................     $1,266.0         807.0         752.6
                                                                       ========         =====      ========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents revenues from continuing operations by geographic area based on the location in which the sale originated.





                                                            Year ended     Year ended October 31,
                                                           December 31,    ----------------------
                                                               1998          1997         1996
                                                           --------------------------------------

Revenues
  United States.......................................        $291.3        $271.1       $337.2
  Canada..............................................          39.3          37.1         35.0
  Mexico..............................................          65.9          68.3         67.6
  All other...........................................          97.9          57.4         58.7
                                                              ------        ------       ------
  Total Revenue.......................................        $494.4        $433.9       $498.5
                                                              ======        ======       ======

     The following table presents long-lived assets by physical location:

Long-lived assets
  United States.......................................        $195.8        $255.3       $220.0
  Canada..............................................          15.0          10.9         12.6
  Mexico..............................................          36.0          22.0         14.8
  All other foreign countries.........................          39.0          35.2         32.5
                                                              ------        ------       ------
  Total long-lived assets.............................        $285.8        $323.4       $279.9
                                                              ======        ======       ======


INDEX TO EXHIBITS

PAGE  EXHIBIT                                 DESCRIPTION
----  -------                                 -----------

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

          2.10 Noncompetition Agreement dated as of September 30, 1994, by and between Penoles and INDRESCO (Incorporated by reference to Exhibit 2.7 to Form 8-K, Current Report, dated September 30,
                1994).

          2.11 Stock Purchase Agreement dated as of March 8, 1999 among the Company, A.P. Green Industries, Inc. and Chemical Lime Corporation (Incorporated herein by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K, dated March 9, 1999.

         *2.12 First Amendment, dated as of March 26, 1999, to the Stock Purchase Agreement among the Company, A.P. Green Industries, Inc. and Chemical Lime Corporation.

          2.13 Agreement and Plan of Merger, dated as of March 3, 1998 by and between BGN Acquisition Corp., a wholly-owned subsidiary of Registrant and A.P. Green Industries, Inc. (Incorporated herein by reference to Registrant's Current Report on Form 8-K, dated March 12, 1998).

          3.1 Form of Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware and effective on November 1, 1995 (Incorporated by reference to Exhibit 3.1 to Form 8-B, Registration Statement effective November 1, 1995).

PAGE  EXHIBIT                                 DESCRIPTION
----  -------                                 -----------

         *3.2   Amended and Restated Bylaws of the Registrant.

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

          4.3 Amendment No. 4 to the Rights Agreement dated as of February 9, 1999 (Incorporated herein by reference to Exhibit 1 to Registrant's Report on Form 8-A/A, dated February 17, 1999).

          4.4 Amendment No. 3 to the Rights Agreement dated as of October 5, 1998 (Incorporated herein by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K, dated October 7,
                1998).

          4.5 Amendment No. 2 to the Rights Agreement dated as of September 18, 1998 (Incorporated herein by reference to Exhibit 1 to Registrant's Report on Form 8-A/A, dated September 21, 1998).

          4.6 Amendment No. 1 to the Rights Agreement dated as of February 16, 1998 (Incorporated herein by reference Registrant's Report on Form 8-A, dated March 12, 1998).

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

         10.3   Employee Matters Agreement (Incorporated by reference to Exhibit
                10.3 to Form 8, Post Effective Amendment No. 3 to Form 10).


         10.4   Environmental Matters Agreement (Incorporated by reference to
                Exhibit 10.4 to Form 8, Post Effective Amendment No. 3 to Form
                10).

         10.5   Intellectual Property Agreement (Incorporated by reference to
                Exhibit 10.5 to Form 8, Post Effective Amendment No. 3 to Form
                10).

         10.6 Tax Sharing Agreement (Incorporated by reference to Exhibit 10.6 to Form 8, Post Effective Amendment No. 3 to Form 10).

        #10.7 Global Industrial Technologies, Inc. 1992 Stock Compensation Plan, as amended, (Incorporated herein by reference to Exhibit A to Registrant's Definitive Proxy Statement dated February 12, 1993 for the Annual Meeting of Shareholders held March 17,
                1993).

        #10.8 Amendment to the Global Industrial Technologies, Inc. 1992 Stock Compensation Plan, adopted March 18, 1998 (Incorporated herein by reference to Exhibit 7 to Registrant's Schedule 14D-9 dated December 23, 1998).

        #10.9 Global Industrial Technologies, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit A to Registrant's Definitive Proxy Statement dated February 10, 1995 for the Annual Meeting of Shareholders held March 15, 1995).

        #10.10 Global Industrial Technologies, Inc. 1993 Directors' Stock Incentive/Retirement Plan (Incorporated herein by reference to Exhibit 10.7 to Form 10-K for the year ended October 31, 1993).

        #10.11 Global Industrial Technologies, Inc. Incentive Stock Unit Plan (Incorporated herein by reference to Exhibit 10.11 to Form 10).

PAGE  EXHIBIT                                 DESCRIPTION
----  -------                                 -----------

        #10.12 Incentive Compensation Plan for the Officers and Headquarters' Staff of Global Industrial Technologies, Inc., as amended (Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended October 31, 1993).

        #10.13 Global Industrial Technologies, Inc. Retirement Income Plan for Industrial Operations (Incorporated by reference to Exhibit
                10.10 to Form 10).

        #10.14 ERISA Compensation Limit Benefit Plan for Executives of Global Industrial Technologies, Inc. (Incorporated by reference to
                Exhibit 10.6 to Registrant's Form 10-Q for the quarter ended July 31, 1992).

        #10.15 ERISA Excess Benefit Plan for Salaried Employees of Global Industrial Technologies, Inc. and its Participating Subsidiaries Who Are Not Represented By a Recognized Union (Incorporated by reference to Exhibit 10.7 to Registrant's Form 10-Q for the quarter ended July 31, 1992).

        #10.16 Supplemental Executive Retirement Plan for Top Executives of Global Industrial Technologies, Inc. (Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended October 31,
                1993).

        #10.17 Global Industrial Technologies, Inc. Division Executive Incentive Plan (Incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended October 31, 1994).

        #10.18 Global Industrial Technologies, Inc. Deferred Savings Plan, as Amended and Restated, and related Trust Agreements (Incorporated by reference to Exhibit 5.01 to Registration Statement No. 33-98006 on Form S-8).

         10.19 Credit Agreement, dated as of September 23, 1994, among INDRESCO Inc., Various Financial Institutions and Bank of America Illinois, as Agent (Incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended July 31, 1995)

         10.20 Assignment and Assumption Agreement and Second Amendment to Credit Agreement, entered into as of November 1, 1995, among Harbison-Walker Refractories Company (formerly known as INDRESCO Inc.), Global Industrial Technologies, Inc., GPX Corp. and Bank of America Illinois, as Lender and Agent.(Incorporated by reference to Exhibit 10.19 to Form 10K for the year ended October 31, 1995).

         10.21 Form of Incentive Stock Option Agreement, dated September 18, 1998 (Incorporated herein by reference to Exhibit 8 to Registrant's Schedule 14D-9 dated December 23, 1998).

         10.22 Form of Nonqualified Stock Option Agreement, dated September 18, 1998 (Incorporated herein by reference to Exhibit 9 to Registrant's Schedule 14D-9 dated December 23, 1998).

         10.23 Severance Agreement dated February 23, 1998 by and between the Company and Mr. Graham L. Adelman (Severance Agreements with Mr. Juan M. Bravo and Mr. Herbert Linser, respectively, are identical to the Severance Agreement filed as this Exhibit, except as to the name of party and the Severance Agreement dated December 18, 1998 with Mr. Rawles Fulgham is identical to the Severance Agreement filed as this Exhibit, except as to the name of party and the date (Incorporated herein by reference to Exhibit 2 to Registrant's Schedule 14D-9 dated December 23,
                1998).

         10.24 Severance Agreement dated February 23, 1998 by and between the Company and Mr. George W. Pasley (Severance Agreements with Mr. James B. Alleman and Mr. Maurice W. Barrett, respectively, are identical to the Severance Agreement filed as this Exhibit, except as to the name of party; and Severance Agreements dated December 18, 1998 with Ms. Jeanette H. Quay and Ms. Donna A. Reeves, respectively, are identical to the Severance Agreement filed as this Exhibit except as to the name of party and the dated) (Incorporated herein by reference to Exhibit 3 to Registrant's Schedule 14D-9 dated December 23, 1998).

         10.25 Form of Amendment No. 1 dated September 18, 1998 to the Severance Agreements dated February 23, 1998 by and between the Company and Mr. Graham L. Adelman, Mr. Juan M. Bravo, Mr. Herbert Linser, Mr. George W. Pasley, Mr. James B. Alleman and Mr. Maurice W. Barrett, respectively (Incorporated herein by reference to Exhibit 4 to Registrant's Schedule 14D-9 dated December 23, 1998).

         10.26 Form of Amendment No. 2 dated October 27, 1998 to the Severance Agreements dated February 23, 1998 by and between the Company and Mr. Graham L. Adelman, Mr. Juan M. Bravo, Mr. Herbert Linser, Mr. George W. Pasley, Mr. James B. Alleman and Mr. Maurice W. Barrett, respectively (Incorporated herein by reference to Exhibit 5 to Registrant's Schedule 14D-9 dated December 23, 1998).

         10.27 Form of Amendment No. 3 dated March 8, 1998 to the Severance Agreement dated February 23, 1998 by and between the Company and Mr. James B. Alleman (Amendment to Severance Agreements with Mr. George W. Pasley, Mr. Maurice W. Barrett, Ms. Jeanette H. Quay and Ms. Donna A. Reeves respectively, are identical to the Amendment to Severance Agreement filed as this Exhibit except as to the name of the party and as to the original dated of the Agreement which is December 18, 1998 for Ms. Quay and Ms. Reeves) (Incorporated herein by reference to Exhibit 18 to Registrant's Schedule 14D-9/A dated March 29, 1999).

        *10.28 Amendment No. 1, dated as of March 5, 1999, to the Credit Agreement among the Registrant, GPX Corporation, Chase Bank of Texas, Bank of America, National Trust and Savings Association and The Chase Manhattan Bank.

        *10.29 Amendment No. 1, dated as of March 29, 1999, to Note Agreement dated as of October 2, 1998, among the Registrant, GPX Corp. and the Prudential Insurance Company of America.

        *10.30 Amendment No. 2, dated as of March 29, 1999, to Note Agreement dated as of June 30, 1998, among the Registrant, GPX Corp., the Prudential Insurance Company of America and U.S. Private Placement Fund.

        *10.31 Amendment No. 3, dated as of March 29, 1999, to Note Agreement dated as of January 31, 1996, among the Registrant, GPX Corp., the Prudential Insurance Company of America and Principal Life Insurance Company.

        *21     Subsidiaries of the Registrant.

        *23     Consent of PricewaterhouseCoopers LLP.


*Filed herewith.
# Management compensatory plan

  The Company will furnish copies of any exhibit on request and payment of the Company's reasonable expenses of furnishing such exhibit.

Corporate Headquarters                                        All Other
Global Industrial Technologies, Inc.                          Corrosion Technology International, Inc.
2121 San Jacinto Street, Suite 2500                           2121 San Jacinto Street, Suite 2500
Dallas, Texas 75201                                           Dallas, Texas 75201
Telephone: 214 953-4500                                       President: Jose Broitman
Fax: 214 953-4596                                             Telephone: 214 953-4682
                                                              Fax: 214 953-4685
Refractory Products
                                                              Global Processing Group
Harbison-Walker Refractories Company                          2121 San Jacinto Street, Suite 2500
600 Grant Street, 50th Floor                                  Dallas, Texas 75201
Pittsburgh, Pennsylvania 15219                                President:  Maurice W. Barrett
President: Juan M. Bravo                                      Telephone: 214-953-4684
Telephone: 412 562-6307                                       Fax: 214-953-4685
Fax: 412 562-6234
                                                              Forged Products
Harbison-Walker Refractories GmbH (Aken)
Dessauer, Landstrasse 61                                      Ameri-Forge Corporation
06385 Aken/Elbe, Germany                                      13770 Industrial Road
General Manager: John Brooks                                  Houston, Texas 77015
Telephone: 011-49-3490981-250                                 President: Tom Hurst
Fax: 011-49-3490981-258                                       Telephone: 713 393-4291
                                                              Fax: 713 393-4280
Harbison-Walker Refractories S.A.
Carretera Panamericana Norte 3076
Santiago, Chile
General Manager: Wielhen Leskovsek
Telephone: 011 562 641-9113
Fax: 011 562 644 8897

Harbison-Walker Refractories S.A. de C.V.
Carretera Saltillo -Monterrey Km.9
Ramos Arizpe, Coahuila 25900 Mexico
President: Julio Labadie
Telephone: 011 52 84 88 0031
Fax: 011 52 84 88 0051
