Form 10-Q
period 1999-03-31
GLOBAL INDUSTRIAL TECHNOLOGIES INC
filed 1999-05-17
CIK 887941

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended March 31, 1999

                                      OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 1-11160

                     GLOBAL INDUSTRIAL TECHNOLOGIES, INC.
                   -----------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                                  75-2617871
-------------------------------                           -------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization                             Identification No.)

2121 San Jacinto Street
Suite 2500, L. B. 31
Dallas, Texas                                                          75201
---------------------                                                -------
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

Yes   X     No
    -----       -----

At May 14, 1999 22,303,022 shares of Common Stock, par value $.25, of the Registrant were outstanding.



                                 Page 1 of  21
                       Exhibit Index Appears on Page 20

                                     INDEX

                                                                        Page
                                                                       Number
Part I.  Financial Information

Item 1   Management's Representation                                           3
         Consolidated Condensed Statements of Operations for                   4
           the three months ended March 31, 1999 and January 31, 1998
         Consolidated Condensed Balance Sheets as of                           5
             March 31, 1999 and December 31, 1998
         Consolidated Condensed Statements of Cash Flows                       7
             for the three months ended March 31, 1999 and January
              31, 1998
         Notes to Consolidated Condensed Financial Statements                  8

Item 2   Management's Discussion and Analysis                                 13
Item 3   Quantitative and Qualitative Disclosures about Market Risk           19

Part II. Other Information

Item 6   Exhibit Index                                                        20

Signature                                                                     21

                                    PART I
                             FINANCIAL INFORMATION

                          MANAGEMENT'S REPRESENTATION


The consolidated condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The Company believes that the disclosures are adequate to make the information presented not misleading.
These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes to consolidated financial statements included in the Annual Report, Form 10-K for the fiscal year ended December 31, 1998.

In the opinion of the Company, all adjustments have been included that were necessary to present fairly the financial position of Global Industrial Technologies, Inc. and subsidiaries as of March 31, 1999; the results of operations for the three months ended March 31, 1999 and January 31, 1998; and cash flows for the three months ended March 31, 1999 and January 31, 1998, respectively.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In millions except per share data)

                                                                              Three months ended
                                                                        March 31,             January 31,
                                                                        ---------------------------------
                                                                          1999                   1998
                                                                        --------               --------
                                                                                  (Unaudited)
Revenues
     Net sales and operating revenues                                   $  141.8               $   96.9
     Other                                                                   0.3                    0.4
                                                                        --------               --------
Total Revenues                                                             142.1                   97.3
                                                                        --------               --------
Costs and Expenses
     Cost of sales                                                         107.0                   75.0
     Selling, engineering, administrative and
           general expenses                                                 26.2                   23.0
     Interest expense                                                        4.3                    1.7
     Other - net                                                             0.4                    0.7
                                                                        --------               --------
Total Costs and Expenses                                                   137.9                  100.4
                                                                        --------               --------

Earnings (loss) from continuing operations
     before income taxes                                                     4.2                   (3.1)

     Income tax benefit (expense)                                           (0.8)                   1.3
                                                                        --------               --------

Earnings (loss) from continuing operations                                   3.4                   (1.8)

Discontinued operations:
     Loss on sale of discontinued operations less
           applicable income taxes of $15.2                                (24.8)
     Earnings from discontinued operations less applicable
           income taxes of $.0 and $ 1.6                                     0.1                    2.6
                                                                        --------               --------

Net earnings (loss)                                                     $  (21.3)              $    0.8
                                                                        ========               ========

Basic earnings (loss) per common share:

     Continuing operations                                              $   0.15               $  (0.08)
     Discontinued operations                                            $  (1.11)              $   0.12
                                                                        --------               --------

     Net earnings (loss)                                                $  (0.96)              $   0.04
                                                                        ========               ========

Diluted earnings (loss) per common share:

     Continuing operations                                              $   0.15               $  (0.08)
     Discontinued operations                                            $  (1.09)              $   0.12
                                                                        --------               --------

     Net earnings (loss)                                                $  (0.94)              $   0.04
                                                                        ========               ========

    See accompanying Notes to Consolidated Condensed Financial Statements.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in millions)

                                                              March 31, 1999        December 31, 1998
ASSETS                                                          (Unaudited)
------                                                        ---------------        ----------------
Current Assets
  Cash and cash equivalents                                   $          7.3         $            8.4
  Notes and accounts receivable
    Public                                                             123.0                    115.4
    Unconsolidated affiliates                                              -                      6.7
                                                              --------------         ----------------
                                                                       123.0                    122.1
    Less allowance for doubtful accounts                                 6.0                      6.5
                                                              --------------         ----------------
                                                                       117.0                    115.6
Inventories
    Finished products and work in process                               70.5                     71.5
    Raw materials and supplies                                          57.4                     63.6
                                                              --------------         ----------------
                                                                       127.9                    135.1
                                                              --------------         ----------------

  Assets held for sale, net                                            134.4                    174.0
  Deferred income taxes                                                107.9                     92.7
  Asbestos insurance recoveries receivable                             161.3                    155.5
  Prepaid expenses                                                      13.8                      9.9
                                                              --------------         ----------------

              Total Current Assets                                     669.6                    691.2


Investments in Unconsolidated Affiliates                                 3.1                      3.1
Noncurrent Deferred Income Taxes                                        54.6                     56.2
Goodwill  - net                                                         23.1                     24.0
Noncurrent asbestos insurance receivable                               148.8                    145.2
Other Assets                                                            90.3                     84.5


Property, Plant and Equipment - at cost
  Land, land improvements and mineral deposits                          32.4                     42.5
  Buildings                                                             93.1                     93.2
  Machinery and equipment                                              304.3                    300.9
                                                              --------------         ----------------
                                                                       429.8                    436.6
Less accumulated depreciation, depletion and amortization              172.6                    174.8
                                                              --------------         ----------------

    Total properties - net                                             257.2                    261.8
                                                              --------------         ----------------

              Total Assets                                    $      1,246.7         $        1,266.0
                                                              ==============         ================



    See accompanying Notes to Consolidated Condensed Financial Statements.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in millions)

                                                                  March 31, 1999
LIABILITIES AND SHAREHOLDERS' EQUITY                                (Unaudited)         December 31, 1998
------------------------------------                            ------------------    ----------------------
Current Liabilities
  Accounts payable                                               $            42.7     $               62.8
  Notes payable and current portion of long-term debt                        217.6                    176.7
  Advances from customers on contracts                                         0.8                      1.1
  Accrued compensation and benefits                                           23.0                     31.6
  Accrued taxes other than income taxes                                        3.7                      3.4
  Insurance reserves                                                          14.3                      7.9
  Income taxes currently payable                                              18.4                     17.2
  Current deferred income taxes                                               21.8                     21.7
  Asbestos related liabilites                                                137.8                    137.6
  Other accrued liabilities                                                   59.5                     74.1
                                                                ------------------    ----------------------
              Total Current Liabilities                                      539.6                    534.1

Long-term Debt                                                               191.1                    202.6
Postretirement benefits                                                       83.1                     81.0
Noncurrent Deferred Income Taxes                                              55.3                     55.5
Asbestos related liabilities                                                 152.8                    145.7
Other Liabilities                                                              9.7                     12.6

Shareholders' Equity
  Preferred stock
  Common stock                                                                 6.8                      6.8
  Capital in excess of par value                                             382.0                    381.4
  Retained earnings (accumulated deficit)                                    (40.9)                   (19.6)
Accumulated other nonowner changes in equity
  Cumulative translation adjustment                                          (57.3)                   (56.0)
  Minimum pension liability adjustment                                        (5.4)                    (5.4)
  Treasury stock, at cost                                                    (70.1)                   (72.7)
                                                                ------------------    ----------------------
              Total Shareholders' Equity                                     215.1                    234.5
                                                                ------------------    ----------------------
              Total Liabilites and Shareholders' Equity          $         1,246.7     $            1,266.0
                                                                ==================    =====================

    See accompanying Notes to Consolidated Condensed Financial Statements.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                                            Three months ended
                                                                        March 31,          January 31,
                                                                           1999                1998
                                                                       ------------         -----------
                                                                                 (Unaudited)
Cash flows from operating activities
     Net earnings (loss)                                               $      (21.3)        $       0.8

     Adjustments to reconcile net earnings to cash flow
       Continuing operations depreciation,
         depletion and amortization                                             6.9                 4.9
       Discontinued operations depreciation,
         depletion and amortization                                             1.1                 1.4
       Loss on sale of discontinued operations                                 40.0                   -
       Decrease (increase) in receivables                                      (1.3)                9.4
       Decrease (increase)  in inventories                                      7.2                (6.9)
       Decrease (increase) in asbestos insurance recoveries receivable         (2.3)                0.8
       Increase in discontinued operations working capital                     (0.9)                  -
       Decrease in accrued compensation                                        (5.9)               (6.7)
       Decrease in accounts payable and accrued liabilities                   (21.5)               (9.0)
       Decrease in advances from customers                                     (0.3)               (4.0)
       Increase in income taxes payable                                         1.2                 0.8
       Deferred income tax provision (benefit)                                (15.2)                  -
       Other - net                                                             (6.5)               (2.3)
                                                                       ------------         -----------

         Net cash used by operating activities                                (18.8)              (10.8)
                                                                       ------------         -----------

Cash flows from investing activities
     Business acquisitions                                                                         (4.5)
     Settlement payment on asset sales                                                             (5.3)
     Continuing operations capital expenditures                                (7.1)               (6.4)
     Discontinued operations capital expenditures                              (5.5)               (8.6)
                                                                       ------------         -----------
         Net cash used by investing activities                                (12.6)              (24.8)
                                                                       ------------         -----------
Cash flows from financing activities
     Proceeds from borrowings                                                  29.5                33.7
     Proceeds from exercise of stock options                                    0.8                 0.9
     Purchase of treasury shares                                                                   (2.3)
                                                                       ------------         -----------
         Net cash provided by financing activities                             30.3                32.3
                                                                       ------------         -----------

     Effect of translation adjustments on cash                                    -                (0.1)
                                                                       ------------         -----------
     Net decrease in cash and cash equivalents                                 (1.1)               (3.4)

     Cash and cash equivalents, beginning of period                             8.4                14.9
                                                                       ------------         -----------

     Cash and cash equivalents, end of period                          $        7.3         $      11.5
                                                                       ============         ===========



     See accompanying Notes to Consolidated Condensed Financial Statements.

             GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE A - Introduction and Basis of Presentation

The accompanying consolidated condensed interim financial statements include the accounts of Global Industrial Technologies, Inc. together with its subsidiaries and unconsolidated joint ventures (collectively referred to herein as the "Company"). The Company conducts its business in two segments: Refractory Products and Minerals and All Other.

On July 30, 1998, the Company's Board of Directors voted to change the Company's annual fiscal accounting period from October 31, 1997 to December 31, 1997. Accordingly, the accompanying consolidated condensed financial statements present the three month period ended March 31, 1999. The comparative periods under the old fiscal year presented herein is the three month period ended January 31, 1998.


NOTE B - Discontinued Operations

Ameri-Forge
-----------

The Company has entered into negotiations to sell the assets and business of Ameri-Forge Corporation ("Ameri-Forge"). The Company has revised its original estimate of the proceeds of the sale used in recording the loss on disposal of Ameri-Forge reflected in the December 31, 1998 consolidated financial statements. As a result, an additional $40 million pre-tax charge for loss on disposal of discontinued operations was recorded in the first quarter of 1999 as a reduction in the carrying value of fixed assets.

The operating results for Ameri-Forge for the prior year have been presented as discontinued operations in the Consolidated Condensed Statement of Operations. For the current year, operating results have been charged against the reserve for loss on disposal. The assets and liabilities of Ameri-Forge at March 31, 1999, and December 31, 1998, have been reflected as "Net Assets Held For Sale," in the accompanying balance sheets.

APG Lime
--------

On April 13, 1999, the Company sold the assets and business of APG Lime Corp. ("APG Lime") to Chemical Lime Company, Ft. Worth, Texas, for cash consideration of $126.3 million and the assumption of $3.7 million in debt, subject to certain post-closing adjustments. The sale resulted in a pre-tax gain from discontinued operations of approximately $39.0 million which will be recognized in the second quarter of 1999. Proceeds of the sale were used to pay down debt.

The operating results of APG Lime for the period January 1, 1999 through March 31, 1999, are presented as discontinued operations. The assets and liabilities of APG Lime at December 31, 1998 have been reflected as "Net Assets Held For Sale," in the accompanying balance sheet.

INTOOL
------

On March 12, 1998, the Company sold the assets and business of INTOOL Incorporated ("INTOOL") for cash consideration of $229.5 million, including certain postclosing adjustments. A gain of $81.7 million, net of tax, was recognized. The INTOOL business manufactured and sold a product line of high-quality pneumatic and electric tools for industrial applications, including assembly and material removal. The operating results of INTOOL for the period November 1, 1997 to January 31, 1998 are presented as discontinued operations in the quarter.

             GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE C - Inventories

The determination of inventory values and cost of sales under the LIFO method for interim financial results are based on management's estimates of expected year-end inventory levels and prices.

NOTE D - Restructuring Charges

During the year ended December 31, 1998, the Company recognized a charge to reorganize and restructure its current organization. The restructuring consisted primarily of four parts:

Concurrent with the acquisition of Green, effective July 1, 1998, management initiated plans to consolidate and integrate the operations of both companies through workforce reductions and the closure of duplicative facilities.

Management finalized plans to consolidate the manufacturing and administrative functions of Corrosion Technologies International, Inc. ("CTI") with those of Harbison-Walker Refractories Companies ("Harbison Walker"). The move is being made in an effort to reduce costs and improve productivity and asset utilization by eliminating duplicative functions and taking advantage of existing facilities' excess capacity.

In addition, during the third quarter of 1998, the Company decided to terminate a 50% joint venture and is in the process of closing Harbison-Walkers' Eufala, Alabama facility, which housed a portion of its operations.

The remaining charges represent severance benefits related to the approximate 18% staff level reduction at the Company's corporate headquarters, located in Dallas, Texas.

             GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


The following table summarizes the activity occurring within the related current liability accounts during the quarter ended March 31, 1999.

                                                       Balance at                                Balance at
  Segment                  Type                       December 31,           Payments             March 31,
                           ----                       -----------            --------             ---------
                                                         1998                                        1999
                                                         ----                                        ----
                                                                              (amounts in millions)
Refractory    Employee severance                          $  2.7             $ (1.2)                 $  1.5
 Products     Other employee fringes
               (excluding pension
                curtailment)                                 1.4               (0.1)                    1.3
              Contract terminations                          0.8                ---                     0.8
              Other facility shut-down
                 costs                                       2.1                ---                     2.1
                Site restoration costs                       2.4               (0.8)                    1.6
              Total Refractory Products                     ----               ----                    ----
                                                             9.4               (2.1)                    7.3

All Other     Employee severance                             1.1                ---                     1.1
              Contract terminations
              and other                                      0.6                ---                     0.6
                                                            ----               ----                    ----
            Total All Other                                  1.7                ---                     1.7

Corporate     Employee severance                             1.1               (1.0)                    0.1
                                                            ----               ----                    ----
            Total Company                                 $ 12.2             $ (3.1)                 $  9.1
                                                            ====               ====                    ====


Management expects to complete all parts of the restructuring plans by the end of 1999, with the majority of the remaining cash expenditures to occur during the second quarter of 1999. Given the nature of the costs reflected herein, increases or decreases may be necessary throughout the tenure of the Company's restructuring plans. Any such changes will be reflected in the statement of operations as incurred.

NOTE E - Contingencies

The Company and its subsidiaries are involved in certain legal actions and claims arising in the ordinary course of business. See NOTE N to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

             GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE F  - Comprehensive Income

In June 1997, Statement of Financial Accounting Standards No. 130 - "Comprehensive Income," ("SFAS 130"), was issued. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income, as defined by SFAS 130, is the change in equity (net assets) of a business enterprise during a period, from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of comprehensive income (loss) for the Company include net income (loss), and changes in the cumulative translation and minimum pension liability adjustments. Total comprehensive income (loss) for the three month periods ended March 31, 1999 and January 31, 1998 was (in millions), $(22.6) and $(0.4) million respectively.

NOTE G - Earnings Per Share

Outstanding options to purchase 1.1 million shares and .2 million shares were excluded from the March 31, 1999 and January 31, 1998, respectively, diluted earnings per share calculation as the exercise prices associated with the options exceeded the average market value of the Company's common shares. At January 31, 1998 options to purchase .2 million shares were excluded from the diluted earnings per share calculation as their inclusion would be anti-dilutive due to the net loss from continuing operations as restated. There were no deferred compensation units that were anti-dilutive at March 31, 1999. Deferred compensation units representing .2 million potential common shares were excluded from the January 31, 1998 diluted earnings per share calculations as the effect of inclusion in the calculation would be anti-dilutive.

No differences in the numerator exist to calculate basic and diluted earnings per share. A reconciliation of the denominator of basic and diluted earnings per share is as follows:

                                                                           Three Months Ended

                                                                         March 31,    January 31,
                                                                           1999          1998
                                                                          -----------------------
Denominator for basic earnings (loss) per share                        $   22.3       $    21.9
Potential common shares:                                                    ---             ---
                                                                       --------       ---------
  Stock options                                                             0.3             ---
  Deferred compensation units                                               0.1             ---
                                                                       --------       ---------
  Total potential common shares                                             0.4             ---
                                                                       --------       ---------
  Denominator for diluted earnings (loss) per share                    $   22.7       $    21.9
                                                                       --------       ---------

             GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE H- Information by Industry Segment

Sales and operating profit results are presented below for the three months ended March 31, 1999 and January 31, 1998.



                                                                           Three Months Ended
                                                                         March 31        January 31
INDUSTRY SEGMENT                                                           1999             1998
                                                                       --------------------------
Revenues
  Refractory Products and Minerals................................       $126.4             84.5
  All other.......................................................         15.4             11.7
                                                                         ------       ----------
    Reportable segment revenues...................................        141.8             96.2
  Divested operations.............................................            0              0.7
                                                                         ------       ----------
       Total......................................................       $141.8             96.9
                                                                         ======       ==========

Operating profit (loss)
  Refractory Products and Minerals................................       $ 11.2              3.8
  All other.......................................................          2.5             (0.1)
                                                                         ------       ----------
    Reportable segment profit.....................................         13.7              3.7
  Corporate expenses..............................................         (5.2)            (5.0)
  Divested operations.............................................          ---             (0.1)
       Interest expense...........................................         (4.3)            (1.7)
                                                                         ------       ----------

  Earnings (loss) from continuing before income taxes.............       $  4.2             (3.1)
                                                                         ======        =========

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

 Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Recent Developments
-------------------

Tender Offer

On October 5, 1998, WHX Corporation (WHX) announced that it had purchased approximately 2.2 million shares of common stock, representing approximately 9.9% of the Company. On December 17, 1998, WHX, through its wholly owned subsidiary GT Acquisition Corp (collectively referred to as WHX), commenced an unsolicited tender offer for all of the shares of the Company's common stock (including the related preferred stock purchase rights) that it did not already own at a price of $10.50 per share, net to the seller in cash, without interest thereon. On December 17, 1998, WHX filed its Tender Offer Statement on Schedule 14D-1, including its Offer to Purchase which set forth the terms of its tender offer. The tender offer is subject to numerous conditions, including among others, the Rights Condition, the Supermajority Condition, the Business Combination Condition and the Defensive Action Condition (each as defined in the Offer to Purchase). In response to WHX's unsolicited tender offer, the Company's Board of Directors unanimously rejected WHX's Offer to Purchase, setting forth a number of factors, including the opinion of the Company's independent financial advisors that the $10.50 per share offer price is inadequate from a financial point of view, as more fully discussed in the Solicitation/Recommendation Statement filed by the Company on Schedule 14D-9 with the Securities and Exchange Commission on December 23, 1998. WHX's offer is currently scheduled to expire on May 20, 1999, unless further extended. The Company has retained the services of independent financial and legal advisors to assist it in connection with the WHX offer and had incurred related costs of approximately $0.3 million during the year ended December 31, 1998. As of May 17, 1999, the Company's Board of Directors is not in discussions with WHX or any other potential buyer regarding the consensual sale of the Company, or a substantial portion of its assets (other than those assets disclosed in Note B--"Discontinued
Operations").

Ameri-Forge

The Company has entered into negotiations to sell the assets and business of Ameri-Forge. The Company has revised its original estimate of the proceeds of the sale used in recording the loss on disposal of Ameri-Forge reflected in the December 31, 1998 consolidated financial statements. As a result, an additional $40 million pre-tax charge for loss on disposal of discontinued operations was recorded in the first quarter of 1999 as a reduction in the carrying value of fixed assets.


APG Lime

On April 13, 1999, the Company sold the assets and business of APG Lime to Chemical Lime Company, Ft. Worth, Texas, for cash consideration of $126.3 million and the assumption of $3.7 million in debt, subject to certain post-closing adjustments. The sale resulted in a pre-tax gain from discontinued operations of approximately $39.0 million which will be recognized in the second quarter of 1999. Proceeds of the sale were used to pay down debt.

Results of Operations
---------------------

Overall Summary

The Company reported a net loss of ($21.3) million or ($.96) per share for the three months ended March 31, 1999, compared to net earnings of $.8 million or $.04 per share for the three months ended January 31, 1998. The results for the quarter include an after-tax loss on the sale of Ameri-Forge of ($24.8) million reported in discontinued operations.

Continuing Operations

The Company reported net income of $3.4 million, or $.15 per share for the three months ended March 31, 1999 compared to a net loss of ($1.8) million or ($.08) per share for the first quarter of the prior fiscal year ended January 31, 1998. The 1999 first quarter results include contributions from Green and Harbison-Walker Refractories GmbH, formerly Magnesitwerk Aken Gmbh (Aken). The 1998 first quarter results include one month of operating results from Aken.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Including Green and Aken, revenues for the three months of $142.1 million increased $44.8 million, or 46%, from $97.3 million in 1998. Segment operating results from continuing operations for the quarter of $13.7 million increased $10.1 million, or 281%, from $3.7 million in 1998. Segment revenues and operating results are discussed individually below under the heading "Industry Segment Analysis".

General corporate expenses for the three months of $5.2 million increased $.2 million, or 4%, from $5.0 million in 1998. Corporate expense includes approximately $.4 million of defense costs associated with the WHX tender offer. Interest expense of $4.3 million increased $2.6 million, or 153%, from $1.7 million in 1998. The increase is due to higher debt levels in 1999 from the acquisition of Green including cash expenditures for the integration of Green and Harbison-Walker.

Backlog

The Company's consolidated backlog of unshipped orders from continuing operations was $139.5 million at March 31, 1999 compared to $117.1 million at January 31, 1998. The net increase of $22.4 million reflects a higher backlog from Refractory Products and Minerals due to the Green acquisition offset by a lower backlog from the CTI business.

Restructuring charges

During the year ended December 31, 1998, the Company recognized a charge to reorganize and restructure its current organization. The restructuring consisted primarily of four parts:

Concurrent with the acquisition of Green effective July 1, 1998, management initiated plans to consolidate and integrate the operations of both companies through workforce reductions and the closure of duplicative facilities.

Management finalized plans to consolidate the manufacturing and administrative functions of CTI with those of Harbison-Walker. The move is being made in an effort to reduce costs and improve productivity and asset utilization by eliminating duplicative functions and taking advantage of existing facilities' excess capacity.

In addition, during the third quarter of 1998, the Company decided to terminate a 50% joint venture and is in the process of closing Harbison-Walkers' Eufala, Alabama facility, which housed a portion of its operations.

The remaining charges represents severance benefits related to the approximate 18% staff level reduction at the Company's corporate headquarters, located in Dallas, Texas.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


The following table summarizes the activity occurring within the related current liability accounts during the quarter ended March 31, 1999.


                                                       Balance at                                Balance at
  Segment                  Type                       December 31,           Payments             March 31,
                           ----                       -----------            --------             ---------
                                                         1998                                        1999
                                                         ----                                        ----
                                                                              (amounts in millions)
Refractory    Employee severance                          $  2.7             $ (1.2)                 $  1.5
 Products     Other employee fringes
               (excluding pension
                curtailment)                                 1.4               (0.1)                    1.3
              Contract terminations                          0.8                ---                     0.8
              Other facility shut-down
                 costs                                       2.1                ---                     2.1
                Site restoration costs                       2.4               (0.8)                    1.6
              Total Refractory Products                     ----               ----                    ----
                                                             9.4               (2.1)                    7.3

All Other     Employee severance                             1.1                ---                     1.1
              Contract terminations
              and other                                      0.6                ---                     0.6
                                                            ----               ----                    ----
            Total All Other                                  1.7                ---                     1.7

Corporate     Employee severance                             1.1               (1.0)                    0.1
                                                            ----               ----                    ----
            Total Company                                 $ 12.2             $ (3.1)                 $  9.1
                                                            ====               ====                    ====



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

Industry Segment Analysis
-------------------------

Refractory Products and Minerals

Revenues for the three months of $126.4 million increased $41.9 million, or 49.6%, from $84.5 million in 1998. The increase is primarily due to contribution from Green and Aken ($52.0 million) offset by lower sales in Chile, Mexico and the U.S. ($10.1 million). The lower sales levels are primarily due to economic conditions in the iron and steel industries in those markets and increased competition from foreign imports.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Operating results for the three months of $11.2 million increased $7.4 million, or 194.7%, from $3.8 million in 1998. The increase over the prior year is due to the profit contribution from the combined Harbison-Walker and Green operations of $10.0 million. The profit improvement is primarily due to cost reductions from the integration program with Harbison-Walker offset by higher depreciation of $.8 million for the same period. Excluding the contribution from Green, operating results decreased $2.6 million from the prior year due to the aforementioned sales decreases in Chile, Mexico and the U.S. offset by reduced fixed costs in Chile and Mexico from headcount reductions and favorable translation rates.

All Other

Revenues for the three months of $15.4 million increased $3.7 million, or 31.6%, from $11.7 million in 1998. The increase is due to the shipment of an electronic scrap recovery system from the Shred Tech business offset by lower sales volume in the CTI business.

Operating results for the three months of $2.5 million increased $2.4 million from $.1 million in 1998. The increase is due to the profit contribution from the aforementioned sale of an electronic scrap recovery system, margin improvements due to lower material costs and lower fixed costs from headcount reductions.

Discontinued Operations

The Company reported a net loss of ($24.7) million from discontinued operations which includes operating profits (net of allocated interest expense and taxes) from APG Lime of $.1 million offset by a net loss on the sale of Ameri-Forge of ($24.8) million.

Liquidity, Capital Resources and Financial Condition
----------------------------------------------------

Cash and cash equivalents were $7.3 million at March 31, 1999, a decrease of $1.1 million from $8.4 million at December 31, 1998. Net cash used by operating activities was $23.6 million during the three month period ended March 31, 1999, reflecting the contribution from operating earnings (excluding the loss on the sale of Ameri-Forge) less working capital increases. Excluding cash, assets held for sale and short-term debt, the increase in working capital during the period of $42.2 million is due primarily to decreases in accounts payable and other accrued liabilities of $35.1 million. Accounts payable decreased $20.1 million in the first quarter resulting from the payment of increased spending levels in the fourth quarter of 1998 primarily from the integration of Green and Harbison-Walker. Other accrued liabilities decreased $10.3 million primarily due to payments relating to Ameri-Forge which is reported as a discontinued operation. Payments for Ameri-Forge during the quarter included working capital increases and allocated interest expense.

The Company's current ratio at March 31, 1999 of 1.2 to 1 was 4% lower than December 31, 1998 reflecting the increased investment in working capital from the aforementioned items.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Net cash used in investing activities was $7.8 million and $24.8 million for the three months ended March 31, 1999 and January 31, 1998, respectively. Capital expenditures from continuing operations of $7.1 million increased $0.7 million, or 10.9% from $6.4 million in 1998. Refractory products and minerals made 90% of the capital expenditures in the quarter for plant reconfiguration spending relative to the Green/Harbison-Walker integration program.

Net cash provided by financing activities was $30.3 million and $32.3 million for the three months ended March 31, 1999 and January 31, 1998, respectively.
At March 31, 1999, the Company had total debt of $408.7 million, resulting in a total debt to total capitalization ratio of .65 to 1, and a total debt to shareholder's equity of 1.92 to 1. The comparable amounts for the period ended December 31, 1998, were total debt of $379.3 million, total debt to total capitalization of .62 to 1, and total debt to stockholder's equity of 1.62 to 1.

On April 13, 1999, the Company sold the assets and business of APG Lime to Chemical Lime Company, Ft. Worth, Texas, for cash consideration of $126.3 million and the assumption of $3.7 million in debt, subject to certain post-closing adjustments. Cash proceeds from the sale were used to reduce the debt of the Company. Subsequent to this sale, as discussed above, the total principal amount available to the Company under the Credit Facility was reduced from $215 million to $140 million. At May 13, 1999, borrowings outstanding under the Credit Facility were $100 million.

At December 31, 1998 the Company amended certain provisions of the Credit Facility and Private Placement agreements. The primary effect of the amendment on the Credit Facility was to (i) lower the required minimum consolidate net worth limit from $280 million to approximately $205 million, given the recent disposition of the Ameri-Forge division, through July 31, 1999, which increases to $325 million on August 1, 1999, and continues at such level thereafter and
(ii) reduce the facility from $215 million to $140 million effective upon consummation of the APG Lime sale. The Private Placement agreements were amended to provide for (i) a reduction in the required minimum consolidated tangible net worth limit, as defined, from $280 million to approximately $205 million, given the planned disposition of the Ameri-Forge division, which increases to $325 million on July 31, 2000 and (ii) an increase in the maximum amount of debt to capitalization, from 55% to 64%, excluding ATA from RefMex decreasing to 45% over the next 12 months. In addition, the Private Placement agreements require the Company to replace or otherwise terminate its existing Credit Facility by no later than August 1, 1999. If the Company does not, the effective interest rate on all notes issued under the Private Placements will increase by 400 basis points, and the Company will be required to pay a one-time fee of $875,000.

Management believes that if the Credit Facility is not replaced or renegotiated by August 1, 1999, the Company will be in technical default of the covenant to attain a minimum amount of consolidated net worth of $325 million by that date. As a result, the Company has classified the $205 million outstanding under the Credit Facility as a current liability in its consolidated balance sheet at March 31, 1999, as required by the Emerging Issues Task Force release #86-30. However, if the Company (i) fails to meet the minimum consolidated net worth limit of $325 million at August 1, 1999, or (ii) fails to replace, renegotiate or otherwise terminate the Credit Facility by August 1, 1999, a "cross default" is probable under the Private Placements that will cause indebtedness under them to be classified as current at that time. If such an event occurs, the Company will either have to refinance its existing indebtedness, or it will have to seek alternative sources of funding including, but not limited to, additional asset sales, private and/or public placements of debt, a secondary equity offering, or some combination thereof. There can, however, be no assurance that such actions will be successful, or that such funding will be available to the Company at that time.

The Company had $7.3 million in cash and cash equivalents on hand at March 31, 1999, and committed and discretionary unused lines of credit aggregating an additional $30.9 million (including foreign lines of credit). Management believes that internally-generated funds, borrowings under existing credit facilities, and the proceeds from the sale of APG Lime and Ameri-Forge will be adequate to meet working capital and capital expenditure requirements, while maintaining an appropriate debt to total capitalization ratio.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


On May 3, 1999, the Company elected to exercise the optional prepayment of its obligations under Solid Waste Disposal Revenue Bonds issued by the Industrial Development Board of the City of Eufaula, Alabama. The called bonds were issued in November 1996, carried a principal amount of $5.7 million at an interest rate of 5.85%, and were scheduled to mature in November 2006. A penalty of $171,000 was paid for early termination of the bonds.


Year 2000 Issue
---------------

The Company has already completed its information systems implementation/modification for its domestic, Canadian and Mexican operations and Refmex. Chilean and German operations are scheduled to be completed by the end of the second quarter of 1999. A significant portion of the Company's direct risk in the information system area will be mitigated by the implementation of these new accounting, finance and operating systems. Although not purchased specifically for the purpose of avoiding such risks, these systems are, nevertheless, fully "Year 2000" compliant. Testing of telecommunications hardware and software has identified some voice mail software that requires upgrading. Upgrades at some sites are already complete.

With respect to embedded technology other than information systems, the Company has assessed its risk of major malfunctions to be relatively low at its continuing operations, since most of its production machinery and equipment is not numerically controlled. Harbison-Walker and Green plants have conducted tests of their production equipment. Only one machine exhibited a problem and corrective measures are being made. In any event, non-Year 2000 compliance would have only a minimal impact on manufacturing capacity. However, as a precautionary measure, the Company plans to curb the use of kilns at its refractory operations on December 31, 1999 and January 1, 2000, in order to prevent potential disruptions. This act is not expected to have a material impact on the Company's results of operations. Ameri-Forge has several numerically controlled machines, such as presses, rolling mills, heat treatment equipment and multi-dimensional drills and lathes; most of which has been purchased within the last 36 months. The Company is currently working with the equipment's manufacturers to obtain Year 2000 compliance information and perform compliance testing.

Management believes that potential malfunctions occurring within its information systems environment can be mitigated with manual processing of transactions. However, the risk of disruptions to operations caused by non-Year 2000 compliant systems of customers, suppliers and unrelated third parties remains. Likewise, the Company does not have contingency plans in place to envoke, should such an event, or series of events occur. The

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


possibility does therefore exist that any such disruptions could have an adverse effect on the Company.

The Company expenses all Year 2000 costs as incurred. Through March 31, 1999, less than $100,000 of costs had been incurred in the Company's efforts to achieve Year 2000 compliant systems (exclusive of costs associated with the purchase and installation of new hardware and software, more fully discussed above). The ultimate total cost to the Company of achieving Year 2000 compliant systems is currently estimated to be less than $500,000, to be expended primarily in the 1999 timeframe. The Company has increased its overall information systems budget to accommodate the aforementioned Year 2000 compliance projects, but has not delayed other critical information systems work due to these efforts. Incremental costs incurred strictly due to Year 2000 compliance issues are not expected to have a material impact on the Company's results of operations, financial condition or liquidity.

Item 3.   Quantitative and qualitative disclosures about market risk.

Information about market risks for the three months ended March 31, 1999 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 1998.


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

                          Part II - Other Information

Item 6:   Exhibits and reports on Form 8-K.

          (a)  Exhibits

               10.32 Schedule 14A (Rule 14a-101) Proxy Statement information; filed February 23, 1999.

               10.33 Schedule 14A (Rule 14a-101) Proxy Statement information; filed March 29, 1999.

               10.34 Amendment and Supplement to 14D-9, Amendment #8, Items #3, #7 and #9, to Severance Agreement and press release (Incorporated as Exhibits 18 & 19); filed March 29, 1999.

               10.35 Amendment and supplement to 14D-9, Amendment #9, Item #7, Third Amendment to Stock Purchase Agreement between Global Industrial Technolgies, Inc., A. P. Green Industries, Inc. and Chemical Lime Company and press release dated April 1, 1999 (Incorporated by reference as Exhibits 20 & 21); filed April 5, 1999.

               10.36  Amendment and supplement to Schedule 14D-9, Amendment
                      #12, Item #9, text of shareholder letter and proxy card (Incorporated by reference as Exhibit 23); filed April 30, 1999.

               10.37 Schedule 14A, text of shareholder letter and proxy card, dated April 29, 1999; filed April 30, 1999.

          (b)  Reports on Form 8-K

               Form 8-A/A Fourth Amendment to Rights Agreement; filed February 16, 1999.

               Form 8-K filed March 9, 1999, Chemical Lime Stock Purchase Agreement.

               Form 8-K filed April 5, 1999, Third Amendment to Stock Purchase Agreement.

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



Dated:    May 17, 1999