Form 10-Q/A
period 1999-03-31
GLOBAL INDUSTRIAL TECHNOLOGIES INC
filed 1999-05-18
CIK 887941

                                  FORM 10-Q/A

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

2121 San Jacinto Street
Suite 2500
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
                                                                         ======        =========

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

 Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Recent Developments
-------------------

Tender Offer

On October 5, 1998, WHX Corporation (WHX) announced that it had purchased approximately 2.2 million shares of common stock, representing approximately 9.9% of the Company. On December 17, 1998, WHX, through its wholly owned subsidiary GT Acquisition Corp (collectively referred to as WHX), commenced an unsolicited tender offer for all of the shares of the Company's common stock (including the related preferred stock purchase rights) that it did not already own at a price of $10.50 per share, net to the seller in cash, without interest thereon. On December 17, 1998, WHX filed its Tender Offer Statement on Schedule 14D-1, including its Offer to Purchase which set forth the terms of its tender offer. The tender offer is subject to numerous conditions, including among others, the Rights Condition, the Supermajority Condition, the Business Combination Condition and the Defensive Action Condition (each as defined in the Offer to Purchase). In response to WHX's unsolicited tender offer, the Company's Board of Directors unanimously rejected WHX's Offer to Purchase, setting forth a number of factors, including the opinion of the Company's independent financial advisors that the $10.50 per share offer price is inadequate from a financial point of view, as more fully discussed in the Solicitation/Recommendation Statement filed by the Company on Schedule 14D-9 with the Securities and Exchange Commission on December 23, 1998. WHX's offer is currently scheduled to expire on May 20, 1999, unless further extended. The Company has retained the services of independent financial and legal advisors to assist it in connection with the WHX offer and had incurred related costs of approximately $0.7 million through March 31, 1999. On April 21, 1999 the Company announced that it had entered into negotiations with respect to a possible transaction that could involve a merger of the Company. The Company stated that these discussions, which were in preliminary stages with third parties, were the result of the Company's previously announced efforts to explore and evaluate financial alternatives and that no assurances could be given that a definitive agreement would be entered into with respect to any transaction. On April 27, 1999 the Company entered into an agreement to negotiate exclusively, subject to certain limited exceptions, with a third party with respect to a possible transaction that could involve a merger of the Company. On May 11, 1999, the Company announced that the agreement to negotiate exclusively with such third party had terminated and that the Company would resume negotiations with other parties with respect to a possible transaction that could involve a merger of the Company. As of May 18, 1999, the Company's Board of Directors is in discussions with respect to a possible transaction that could involve a merger of the Company. No assurances can be given that such discussions and negotiations with third parties will result in a definitive agreement being entered into with respect to such a transaction.

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