Form 10-Q
period 1999-06-30
GLOBAL INDUSTRIAL TECHNOLOGIES INC
filed 1999-08-16
CIK 887941

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 1999

                                      OR

            (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 1-11160

                     GLOBAL INDUSTRIAL TECHNOLOGIES, INC.
                     ------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                                  75-2617871
-------------------------------                                       ----------
(State or other jurisdiction of                                    (IRS Employer
 incorporation or organization)                              Identification No.)

2121 San Jacinto Street
Suite 2500
Dallas, Texas                                                              75201
-------------------------------                                            -----
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

Yes  X .     No. ____.
    ---

At August 13, 1999, 22,416,294 shares of Common Stock, par value $.25, of the Registrant were outstanding.

                                 Page 1 of 27
                       Exhibit Index Appears on Page 26

                                     INDEX

                                                                        Page
                                                                       Number
                                                                       ------

Part I.   Financial Information

Item 1    Management's Representation                                     3
          Consolidated Condensed Statements of Operations for
             the three and the six months ended June 30, 1999
             and April 30, 1998                                           4
          Consolidated Condensed Balance Sheets as of
             June 30, 1999 and December 31, 1998                          5
          Consolidated Condensed Statements of Cash Flows for
             the six months ended June 30, 1999 and April 30, 1998        7
          Notes to Consolidated Condensed Financial Statements            8

Item 2    Management's Discussion and Analysis                           14
Item 3    Quantitative and Qualitative Disclosures about Market Risk     23

Part II.  Other Information

Item 4    Submission of matters to a vote of security holders            24
Item 6    Exhibit and Reports on Form 8-K.                               26

Signature                                                                27

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

In the opinion of the Company, all adjustments have been included that were necessary to present fairly the financial position of Global Industrial Technologies, Inc. and subsidiaries as of June 30, 1999; the results of operations for the three and the six months ended June 30, 1999 and April 30, 1998; and cash flows for the six months ended June 30, 1999 and April 30, 1998, respectively.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                      (In millions except per share data)

                                                                                  Three months ended           Six months ended
                                                                               June 30,      April 30,       June 30,    April 30,
                                                                                 1999          1998            1999       1998
                                                                            ------------   ------------    ----------  -----------
                                                                                    (Unaudited)                   (Unaudited)
Revenues
      Net sales and operating revenues                                      $      131.2   $      106.6    $    273.0  $     203.5
      Other                                                                          0.4            0.3           0.7          0.7
                                                                            ------------   ------------    ----------  -----------
Total Revenues                                                                     131.6          106.9         273.7        204.2
                                                                            ------------   ------------    ----------  -----------

Costs and Expenses
      Cost of sales                                                                 97.3           81.3         204.3        156.3
      Selling, engineering, administrative and
             general expenses                                                       26.8           19.5          53.0         42.5
      Restructuring expenses                                                        (1.4)                        (1.4)
      Interest expense                                                               3.6            1.6           7.9          3.3
      Other - net                                                                   (0.8)           3.2          (0.4)         3.9
                                                                            ------------   ------------    ----------  -----------
Total Costs and Expenses                                                           125.5          105.6         263.4        206.0
                                                                            ------------   ------------    ----------  -----------

Earnings (loss) from continuing operations
      before income taxes                                                            6.1            1.3          10.3         (1.8)

      Income tax benefit (expense)                                                  (1.3)          (0.8)         (2.1)         0.5
                                                                            ------------   ------------    ----------  -----------

Earnings (loss) from continuing operations                                           4.8            0.5           8.2         (1.3)

Discontinued operations:

      Gain (loss) on sale of discontinued operations less applicable
             income taxes of $23.9, $40.2, $8.5 and $40.2                           12.9           86.1         (11.9)        86.1
      Earnings (loss) from discontinued operations less applicable
             income taxes of $.2, $.1, $.2 and $1.7                                  0.2            2.4           0.3          5.0
                                                                            ------------   ------------    ----------  -----------

Net earnings (loss)                                                         $       17.9           89.0          (3.4)        89.8
                                                                            ============   ============    ==========  ===========


Basic earnings (loss) per common share:

      Continuing operations                                                 $       0.22           0.02          0.37        (0.06)
                                                                            ============   ============    ==========  ===========

      Discontinued operations                                               $       0.59           4.03         (0.52)        4.15
                                                                            ============   ============    ==========  ===========

      Net earnings (loss)                                                   $       0.81   $       4.05         (0.15) $      4.09
                                                                            ============   ============    ==========  ===========

Diluted earnings (loss) per common share:

      Continuing operations                                                 $       0.21   $       0.02          0.36  $     (0.06)
                                                                            ============   ============    ==========  ===========

      Discontinued operations                                               $       0.58   $       4.00         (0.51) $      4.15
                                                                            ============   ============    ==========  ===========

      Net earnings (loss)                                                   $       0.79   $       4.02         (0.15) $      4.09
                                                                            ============   ============    ==========  ===========

     See accompanying Notes to Consolidated Condensed Financial Statements

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in millions)

                                                                             June 30, 1999                  December 31, 1998
ASSETS                                                                        (Unaudited)
------                                                                   ------------------------        ------------------------
Current Assets
  Cash and cash equivalents                                              $                    8.8        $                    8.4
  Notes and accounts receivable
    Public                                                                                  114.4                           115.4
    Unconsolidated affiliates                                                                   -                             6.7
                                                                         ------------------------        ------------------------
                                                                                            114.4                           122.1
    Less allowance for doubtful accounts                                                      5.0                             6.5
                                                                         ------------------------        ------------------------
                                                                                            109.4                           115.6
  Inventories
    Finished products and work in process                                                    70.7                            71.5
    Raw materials and supplies                                                               61.8                            63.6
                                                                         ------------------------        ------------------------
                                                                                            132.5                           135.1

  Assets held for sale, net                                                                     -                           174.0
  Deferred income taxes                                                                      68.1                            92.7
  Asbestos insurance recoveries receivable                                                  168.7                           155.5
  Prepaid expenses                                                                            3.2                             9.9
                                                                         ------------------------        ------------------------

                 Total Current Assets                                                       490.7                           691.2


Investments in Unconsolidated Affiliates                                                      2.4                             3.1
Noncurrent Deferred Income Taxes                                                             56.1                            56.2
Goodwill  - net                                                                              23.3                            24.0
Noncurrent asbestos insurance receivable                                                    151.8                           145.2
Other Assets                                                                                 97.9                            84.5


Property, Plant and Equipment - at cost
  Land, land improvements and mineral deposits                                               31.2                            42.5
  Buildings                                                                                  92.9                            93.2
  Machinery and equipment                                                                   309.2                           300.9
                                                                         ------------------------        ------------------------
                                                                                            433.3                           436.6
Less accumulated depreciation, depletion and amortization                                   177.5                           174.8
                                                                         ------------------------        ------------------------
    Total properties - net                                                                  255.8                           261.8
                                                                         ------------------------        ------------------------

                 Total Assets                                            $                1,078.0        $                1,266.0
                                                                         ========================        ========================

    See accompanying Notes to Consolidated Condensed Financial Statements.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in millions)

                                                                              June 30, 1999                  December 31, 1998
LIABILITIES AND SHAREHOLDERS' EQUITY                                           (Unaudited)
------------------------------------                                     ------------------------        ------------------------
Current Liabilities
  Accounts payable                                                       $                   48.1        $                   62.8
  Notes payable and current portion of long-term debt                                       104.6                           176.7
  Advances from customers on contracts                                                        3.0                             1.1
  Accrued compensation and benefits                                                          20.5                            31.6
  Accrued taxes other than income taxes                                                       3.5                             3.4
  Insurance reserves                                                                         12.9                             7.9
  Income taxes currently payable                                                              8.3                            17.2
  Current deferred income taxes                                                              12.8                            21.7
  Asbestos related liabilites                                                               133.5                           137.6
  Other accrued liabilities                                                                  35.4                            74.1
                                                                         ------------------------        ------------------------
                 Total Current Liabilities                                                  382.6                           534.1

Long-term Debt                                                                              166.2                           202.6
Postretirement benefits                                                                      73.0                            81.0
Noncurrent Deferred Income Taxes                                                             55.5                            55.5
Asbestos related liabilities                                                                160.8                           145.7
Other Liabilities                                                                             7.4                            12.6

Shareholders' Equity
  Preferred stock
  Common stock                                                                                6.8                             6.8
  Capital in excess of par value                                                            381.0                           381.4
  Retained earnings (accumulated deficit)                                                   (22.9)                          (19.6)
Accumulated other nonowner changes in equity
  Cumulative translation adjustment                                                         (58.6)                          (56.0)
  Minimum pension liability adjustment                                                       (5.4)                           (5.4)
  Treasury stock, at cost                                                                   (68.4)                          (72.7)
                                                                         ------------------------        ------------------------
                 Total Shareholders' Equity                                                 232.5                           234.5
                                                                         ------------------------        ------------------------

                 Total Liabilites and Shareholders' Equity               $                1,078.0        $                1,266.0
                                                                         ========================        ========================

    See accompanying Notes to Consolidated Condensed Financial Statements.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                                     Six months ended
                                                                  June 30,       April 30,
                                                                    1999           1998
                                                                 ----------     ----------
                                                                        (Unaudited)
Cash flows from operating activities
  Net earnings (loss)                                            $     (3.4)    $     89.8

  Adjustments to reconcile net earnings to cash flow
     Continuing operations depreciation,
       depletion and amortization                                      13.3            7.4
     Discontinued operations depreciation,
       depletion and amortization                                       1.1            4.2
     Equity in loss of unconsolidated affiliate                           -            0.5
     Loss (gain) on sale of discontinued operations                     1.7          (86.1)
     Gain on sale of assets                                            (1.7)             -
     Decrease in receivables                                            3.6            3.7
     Increase  in inventories                                           0.4          (13.2)
     Increase in asbestos insurance recoveries receivable              (6.2)          (5.3)
     Increase in discontinued operations working capital               (0.9)             -
     Decrease in accrued compensation                                  (8.8)         (12.3)
     Decrease in accounts payable and accrued liabilities             (36.5)         (13.4)
     Increase (decrease) in advances from customers                     1.8           (3.5)
     Increase (decrease) in income taxes payable                       (8.8)           0.2
     Deferred income tax provision (benefit)                            9.2           (0.8)
     Other - net                                                       (1.3)          (7.6)
                                                                 ----------     ----------

       Net cash used by operating activities                          (36.5)         (36.4)
                                                                 ----------     ----------

Cash flows from investing activities
  Proceeds from sale of discontinued operations                       163.8          217.5
  Business acquisitions                                                   -           (8.4)
  Proceeds from asset sales                                             4.6              -
  Settlement payment on asset sales                                       -           (5.3)
  Continuing operations capital expenditures                          (12.6)          (8.3)
  Discontinued operations capital expenditures                        (12.0)         (20.3)
                                                                 ----------     ----------
       Net cash used by investing activities                          143.8          175.2
                                                                 ----------     ----------

Cash flows from financing activities
  Proceeds from borrowings                                                            75.2
  Principal payments on debt                                         (108.4)        (181.3)
  Proceeds from exercise of stock options                               1.5            1.9
  Purchase of treasury shares                                             -           (2.6)
                                                                 ----------     ----------
       Net cash provided by financing activities                     (106.9)        (106.8)
                                                                 ----------     ----------

Effect of translation adjustments on cash                                 -           (0.1)
                                                                 ----------     ----------

Net increase in cash and cash equivalents                               0.4           31.9

Cash and cash equivalents, beginning of period                          8.4           14.9
                                                                 ----------     ----------

Cash and cash equivalents, end of period                         $      8.8     $     46.8
                                                                 ==========     ==========

     See accompanying Notes to Consolidated Condensed Financial Statements

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

On July 30, 1998, the Company's Board of Directors voted to change the Company's annual fiscal accounting period from October 31, 1997 to December 31, 1997. Accordingly, the accompanying consolidated condensed financial statements present the three and the six-month periods ended June 30, 1999. The comparative period under the old fiscal year presented herein is the three and the six-month periods ended April 30, 1998.

NOTE B - Discontinued Operations

Ameri-Forge
-----------

On June 22, 1999, the Company sold the assets and business of Ameri-Forge Corporation ("Ameri-Forge") for $37.5 million, subject to certain post-closing adjustments. Ameri-Forge manufactured and sold forged steel flanges and undercarriage components for tracked equipment. The Company had revised its original estimate of the proceeds of the sale used in recording the loss on disposal of Ameri-Forge reflected in the December 31, 1998 consolidated financial statements. As a result, an additional $40 million pre-tax charge for loss on disposal of discontinued operations was recorded in the first quarter of 1999 as a reduction in the carrying value of fixed assets. Proceeds of the sale were used to pay down debt.

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

APG Lime
--------

On April 13, 1999, the Company sold the assets and business of APG Lime Corporation ("APG Lime") for cash consideration of $126.3 million and the assumption of $3.7 million in debt, subject to certain post-closing adjustments. APG Lime manufactured and sold lime for industrial and construction uses. The sale resulted in a pre-tax gain from discontinued operations of approximately $38.2 million, which is recognized in the second quarter of 1999. Proceeds of the sale were used to pay down debt.

The operating results of APG Lime for the period January 1, 1999 through April 13, 1999 are presented as discontinued operations. The assets and liabilities of APG Lime at December 31, 1998 have been reflected as "Net Assets Held For Sale," in the accompanying balance sheet.

             GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

INTOOL
------

On March 12, 1998, the Company sold the assets and business of INTOOL Incorporated ("INTOOL") for cash consideration of $229.5 million, including certain postclosing adjustments. A gain of $81.7 million, net of tax, was recognized. The INTOOL business manufactured and sold a product line of high-quality pneumatic and electric tools for industrial applications, including assembly and material removal. The operating results of INTOOL for the period November 1, 1997 to March 12, 1998 are presented as discontinued operations in the prior year.

In connection with the sale of INTOOL, the Company retained liabilities for certain legal claims (net of insurance) and employee benefits. During the three months ended June 30, 1999, the Company adjusted its estimate for these liabilities and recorded an additional $1.4 million pre-tax, $0.9 million net-of-tax, loss on sale of discontinued operations for INTOOL.

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

NOTE D - Restructuring Charges

During the year ended December 31, 1998, the Company recognized a charge to reorganize and restructure its current organization. The restructuring consisted primarily of four parts:

Concurrent with the acquisition of AP Green Industries, Inc. effective July 1, 1998, management initiated plans to consolidate and integrate the operations of both companies through workforce reductions and the closure of duplicative facilities.

Management finalized plans to consolidate the manufacturing and administrative functions of Corrosion Technologies International, Inc. ("CTI") with those of Harbison-Walker Refractories Company ("Harbison-Walker"). The move is being made in an effort to reduce costs and improve productivity and asset utilization by eliminating duplicative functions and taking advantage of existing facilities' excess capacity.

In addition, during the third quarter of 1998, the Company decided to terminate a 50% joint venture and close Harbison-Walkers' Eufala, Alabama facility, which housed a portion of its operations. During the three months ended June 30, 1999, the Company recognized a $1.4 million gain on the sale of various assets which were previously written-off in the restructuring charge taken in the three months ended September 30, 1998. At that time the estimated costs to hold the assets were expected to exceed the eventual sales proceeds. The charge taken in 1998 related to these assets was $1.9 million.

The remaining charges represent severance benefits related to the approximate 18% staff level reduction at the Company's corporate headquarters, located in Dallas, Texas.

             GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following table summarizes the activity occurring within the related current liability accounts during the six months ended June 30, 1999; amounts are in millions:

                                                 Balance at                                    Balance at
                                                                                               ----------
Segment                   Type                  December 31,      Provisions      Payments      June 30,
                          ----                  ------------      ----------      --------      --------
                                                   1998                                           1999
                                                   ----                                           ----
Refractory       Employee severance               $   2.7         $    (.6)      $   (1.2)       $    .9
Products         Other employee fringes
                   (excluding pension
                   curtailment)                       1.4             (1.0)          (0.1)            .3
                 Contract terminations                0.8              (.6)           (.1)            .1
                 Other facility shut-down
                   Costs                              2.1              ---            ---            2.1
                 Site restoration costs               2.4              2.2           (3.5)           1.1
                                                  -------         --------       --------        -------
               Total Refractory Products              9.4                0           (4.9)           4.5

All Other        Employee severance                   1.1              ---            (.4)            .7
                 Contract terminations
                   and other                          0.6              ---            (.6)           ---
                                                  -------         --------       --------        -------
               Total All Other                        1.7              ---           (1.0)            .7

Corporate        Employee severance                   1.1              ---           (1.1)           ---
                                                  -------         --------       --------        -------

               Total Company                      $  12.2         $      0       $   (7.0)       $   5.2
                                                  =======         ========       ========        =======

Management has substantially completed the restructuring plan with the majority of the remaining cash expenditures to occur during the third quarter of 1999.
A provision was made in the second quarter to increase site restoration costs by $2.2 million based on management's latest estimate of remaining costs. The provision was offset in total by decreases to employee severance, other employee fringes, and contract termination reserves as shown above. The decreases are due to lower than expected actual costs associated with those liabilities.
Given the nature of the costs reflected herein, increases or decreases may still be necessary throughout the remaining tenure of the Company's restructuring plans. Any such changes will be reflected in the statement of operations as incurred.

             GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE E - Notes Payable and Long Term Debt

At December 31, 1998 the Company amended certain provisions of the senior revolving credit facility entered into on August 31, 1998 (Credit Facility) and various senior notes from separate private placement offerings (Private Placements) to allow for the planned disposition of the Ameri-Forge division. The primary effect of the amendment on the Credit Facility was to (i) lower the required minimum consolidated net worth limit from $280 million to approximately $215 million through July 31, 1999, to be increased to $325 million on August 1, 1999, and continue at such level thereafter and (ii) reduced the facility from $215 million to $140 million effective upon consummation of the APG Lime sale. The Private Placement agreements were amended to provide for (i) a reduction in the required minimum consolidated tangible net worth limit, as defined, from $280 million to approximately $209 million which increases to $325 million on July 31, 2000 and (ii) an increase in the maximum amount of debt to capitalization, from 55% to 64% excluding ATA from Refmex, decreasing to 45% over the next 12 months. In addition, the Private Placement agreements required the Company to replace its existing Credit Facility as described in the paragraphs below.

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

On July 30, 1999, the Company entered into a $120 million revolving debt facility with Chase Bank of Texas, N.A. as agent (the New Facility), that will expire on June 30, 2000. The facility is secured by certain assets of the Company, and carries a floating interest rate of LIBOR+250 basis points. Fees associated with the execution of the New Facility totaled $1.79 million. The initial drawdown on the facility was used to retire the existing revolving Credit Facility. The New Facility also allows for the issuance of a maximum of $20 million in letters of credit. As of August 10, 1999, the Company had drawn $97.7 million under the New Facility, with an additional $9.9 million allocated to issued letters of credit, leaving an amount of $12.4 million available for further borrowing.

In addition, on July 30, 1999, the Company amended certain portions of the Private Placement agreements to allow for the securitization of the New Facility, and to recognize more restrictive covenants provided for in the New Facility. In consideration of these amendments, the interest rates on the private placement notes will increase by up to 75 basis points between August 1, 1999 and October 31, 1999, an additional increase of 75 basis points between November 1, 1999, and January 31, 2000, an additional increase of 50 basis points between February 1, 2000, and April 30, 2000, and a final increase of 50 basis points after May 1, 2000 for a total of 250 basis points.

             GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE F -  Interest Rate Swaps

In the second quarter of 1999, the Company terminated the two existing interest rate swaps at a gain of $.3 million. See Note M to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE G - Contingencies

The Company and its subsidiaries are involved in certain legal actions and claims arising in the ordinary course of business. See NOTE N to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE H  - Comprehensive Income

The components of comprehensive income (loss) for the Company include net income
(loss), and changes in the cumulative translation and minimum pension liability adjustments. Total comprehensive income (loss) for the three and six month periods ended June 30, 1999, was $16.7 million and ($5.9) million, respectively; and for the three and six months ended April 30, 1998, $87.4 million and $87.0 million, respectively.

NOTE I - Earnings Per Share

Outstanding options to purchase 1.0 million shares, 1.0 million shares, .6 million shares and .6 million shares, respectively, were excluded from the three and six months ended June 30, 1999, and the three and the six months ended April 30, 1998, diluted earnings per share calculations as the exercise prices associated with the options exceeded the average market value of the Company's common shares. For the six months ended April 30, 1998, options to purchase .2 million shares were excluded from the diluted earnings per share calculation as their inclusion would be anti-dilutive due to the net loss from continuing operations as restated. Deferred compensation units representing .2 million potential common shares were excluded from the three and six months ended April 30, 1998, diluted earnings per share calculations, as the effect of inclusion in the calculation would be anti-dilutive.

             GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


No differences in the numerator exist to calculate basic and diluted earnings per share. A reconciliation of the common shares outstanding utilized in the denominator of the basic and diluted earnings per share calculation is as follows:

                                                 Three Months Ended           Six Months Ended
                                               June 30,     April 30,      June 30,      April 30,
                                                1999          1998           1999          1998
                                             -------------------------------------------------------
Denominator for basic earnings (loss)
  per share                                      22.3          21.9          22.3           21.9
                                                -----         -----         -----          -----
Potential common shares:
  Stock options                                    .4            .2            .4            ---
  Deferred compensation units                      .1           ---            .1            ---
                                                -----         -----         -----          -----
  Total potential common shares                    .5            .2            .5            ---
                                                -----         -----         -----          -----

  Denominator for diluted earnings
     (loss) per share                            22.8          22.1          22.8           21.9
                                                =====         =====         =====          =====

NOTE J- Information by Industry Segment

Sales and operating profit results are presented below for the three and the six months ended June 30, 1999, and April 30, 1998.

                                                           Three Months Ended           Six Months Ended
                                                         June 30,     April 30,      June 30,      April 30,
INDUSTRY SEGMENT                                           1999          1998           1999          1998
                                                       -------------------------------------------------------
Revenues
  Refractory Products and Minerals..................      $121.4        $ 94.7        $247.8         $179.2
  All other.........................................         9.8          11.1          25.2           22.8
                                                          ------        ------        ------         ------
     Reportable segment revenues....................       131.2         105.8         273.0          202.0
  Divested operations...............................           0            .8             0            1.5
                                                          ------        ------        ------         ------
     Total..........................................      $131.2        $106.6        $273.0         $203.5
                                                          ======        ======        ======         ======

Operating profit (loss).............................
  Refractory Products and Minerals..................      $ 12.4        $  8.7        $ 23.6         $ 12.5
  All other.........................................         1.9          (1.3)          4.4           (1.4)
                                                          ------        ------        ------         ------
     Reportable segment profit......................        14.3           7.4          28.0           11.1
  Corporate expenses................................        (6.0)         (3.7)        (11.2)          (8.7)
  Divested operations...............................           0           (.3)            0            (.4)
     Partnership Operations.........................           0           (.5)            0            (.5)
     Interest expense...............................        (3.6)         (1.6)         (7.9)          (3.3)
     Restructuring Charges..........................         1.4             0           1.4              0
                                                          ------        ------        ------         ------
       Earnings (loss) from continuing operations
       before income taxes..........................      $  6.1        $  1.3        $ 10.3         $ (1.8)
                                                          ======        ======        ======         ======

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations


Recent Developments
-------------------

Following the election of Mr. Ronald LaBow, Chairman of WHX Corporation ("WHX") to the Board of Directors of the Company (the "Board") at the 1999 annual meeting of the Company's shareholders, a special committee (the "Special Committee") was established to, among other things, evaluate the offer by RHI AG, an Austrian stock corporation ("RHI"), to purchase all outstanding shares of common stock of the Company (the "Shares") in light of the fact that WHX, at the time, had outstanding a competing unsolicited tender offer for the Shares (the "WHX Offer"). The Special Committee consists of four Board members, David H. Blake, Richard W. Vieser, Rawles Fulgham and Graham L. Adelman. The WHX Offer, which was first publicly announced on December 15, 1998, had been extended by WHX on June 25, 1999 until July 13, 1999 but was not extended after such date. On July 14, 1999, WHX issued a press release announcing the termination of the WHX Offer. Though the WHX Offer has terminated, Ronald LaBow will remain on the Board.

On July 12, 1999, the Company announced that it had signed a definitive agreement under which an indirect wholly-owned subsidiary of RHI, would make a cash tender offer to purchase all Shares for $13 per Share (the "RHI Agreement"). The tender offer commenced on Friday, July 16, 1999. The completion of the tender offer is conditioned on at least a majority of the Shares having been tendered and not withdrawn, RHI's obtaining definitive financing arrangements and regulatory and other customary conditions. The definitive agreement also provides that, following completion of the tender offer, the indirect wholly-owned subsidiary of RHI will merge with and into the Company. When such merger becomes effective, each Share will be converted into the right to receive $13 in cash and the Company will become a wholly-owned subsidiary of RHI. The foregoing description is qualified in its entirety by reference to the RHI Agreement which is attached as Exhibit 1 to the Company's Tender Offer Solicitation/Recommendation Statement on Schedule 14D-9, filed with the Securities and Exchange Commission (the "Commission") on July 16, 1999 (the "RHI Schedule 14D-9"), and is incorporated herein by reference. In the RHI
Schedule 14D-9, the Board of Directors of the Company recommended that Company shareholders accept RHI's tender offer and tender their Shares to the indirect wholly-owned subsidiary of RHI and approve and adopt the RHI Agreement. The Board's recommendation to the shareholders of the Company and the reasons therefor are set forth in the RHI Schedule 14D-9 which is incorporated herein by reference.

In connection with the RHI Agreement, on July 9, 1999, the Company amended its Rights Agreement, dated as of October 31, 1995, as amended (the "Rights Agreement"), between the Company and The Bank of New York, a New York banking corporation (the "Rights Agent"), by adoption of the Sixth Amendment to Rights Agreement, dated as of July 9, 1999 (the "Sixth Amendment"). The Rights Agreement was filed by the Company as an exhibit to Form 8-B on October 31, 1995. The capitalized terms used but not defined herein shall have the meaning ascribed to such terms in the Rights Agreement. The Sixth Amendment amends

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

various provisions of the Rights Agreement to provide, among other things, that
(i) neither RHI nor its indirect wholly-owned subsidiary, nor any of their respective affiliates or associates, shall be deemed to be an Acquiring Person as a result of the transactions contemplated by the RHI Agreement being approved or becoming effective, (ii) a Distribution Date shall not occur by reason of the approval or execution of the RHI Agreement or the consummation of the transactions contemplated by the RHI Agreement and (iii) if the RHI Agreement is terminated for any reason in accordance with its terms or otherwise, (a) the exclusion of RHI and its wholly-owned indirect subsidiary from the designation as an Acquiring Person and (b) the preclusion of the transactions contemplated by the RHI Agreement from causing the occurrence of a Distribution Date shall cease to be effective as of the date of such termination. The foregoing description is qualified in its entirety by reference to the Sixth Amendment which is attached as Exhibit 37 to Amendment No. 23 to the Company's Tender Offer Solicitation/Recommendation Statement on Schedule 14D-9, filed in connection with the WHX Offer and is incorporated herein by reference.

On July 30, 1999, in accordance with the terms of the RHI Agreement, RHI paid the Company $5.0 million and notified the Company in writing of RHI's determination to extend the Financing Termination Time (as such term is defined in the RHI Agreement) to 5:00 p.m. (New York City time) on October 31, 1999.

On August 4, 1999, RHI and Global received a request for additional information (a "Second Request") from the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the "HSR Act"). Unless earlier terminated, the Second Request extends the waiting period under the HSR Act until ten calendar days after substantial compliance by RHI and Global with such request. The expiration of such waiting period is a condition to the tender offer by RHI for the Company's Shares, and accordingly, the tender offer may not be consummated until such time. In addition, on August 6, 1999, RHI announced the extension of the expiration date of the tender offer commenced on July 16, 1999. The tender offer is currently set to expire at 12:00 Midnight, New York City time, on September 30, 1999.

Ameri-Forge

On June 22, 1999, the Company sold the assets and business of Ameri-Forge Corporation ("Ameri-Forge") for $37.5 million, subject to certain post-closing adjustments. The Company had revised its original estimate of the proceeds of the sale used in recording the loss on disposal of Ameri-Forge reflected in the December 31, 1998 consolidated financial statements. As a result, an additional $40 million pre-tax charge for loss on disposal of discontinued operations was recorded in the first quarter of 1999 as a reduction in the carrying value of fixed assets. Proceeds of the sale were used to pay down debt.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

APG Lime

On April 13, 1999, the Company sold the assets and business of APG Lime for cash consideration of $126.3 million and the assumption of $3.7 million in debt, subject to certain post-closing adjustments. The sale resulted in a pre-tax gain from discontinued operations of $38.2 million which was recognized in the second quarter of 1999. Proceeds of the sale were used to pay down debt.

Results of Operations
---------------------

Overall Summary

The Company reported a net loss of $3.4 million, or $.15 per share compared to net earnings of $89.8 million, or $4.09 per share for the six months ended June 30, 1999 and April 30, 1998, respectively, and reported net earnings of $17.9 million, or $.81 per share compared to $89.0 million, or $4.05 per share for the three months ended June 30, 1999 and April 30, 1998, respectively.

Continuing Operations

From continuing operations, the Company reported net earnings of $8.2 million, or $.37 per share compared to a net loss of $1.3 million, or $.06 per share for the six months ended June 30, 1999 and April 30, 1998, respectively, and reported net earnings of $4.8 million, or $.22 per share compared to net earnings of $.5 million, or $.02 per share for the three months ended June 30, 1999 and April 30, 1998, respectively. The 1999 results include contributions for the entire six month period from Green and Harbison-Walker Refractories GmbH, formerly Magnesitwerk Aken GmbH (Aken). The 1998 results include no contribution from Green and four months of profit contribution from Aken.

Including Green and Aken, revenues for the six months of $273.7 million increased $69.5 million, or 34%, from $204.2 million in 1998. Second quarter revenues of $131.6 million increased $24.7 million, or 23%, from $106.9 million in 1998. Segment results from continuing operations for the six months of $28.0 million increased $16.9 million, or 152% from $11.1 million in 1998. Second quarter operating results for the three months of $14.3 million increased $6.9 million, or 93%, from $7.4 million in 1998. Segment revenues and operating profits are discussed individually below under the heading "Industry Segment Analysis".

General corporate expenses for the six months of $11.2 million increased $2.5 million, or 29%, from $8.7 million in 1998. Corporate expense includes approximately $.8 million of defense costs associated with the WHX tender offer and an increase in net expense relating to asbestos claims (See Note G to the consolidated condensed financial statements for more information on asbestos
claims).   Interest expense of $7.9 million increased $4.6 million, or 139%, from $3.3 million in 1998. The increase is due to higher debt levels in 1999 from the acquisition of Green including cash expenditures for the integration of Green and Harbison-Walker.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

In the second quarter of 1999, the Company recorded a $1.4 million gain on the sale of Refractory Product and Mineral assets which had been written off previously as part of the restructuring charges taken in the third quarter of 1998. The gain is reported as a credit to restructuring charges.

Backlog

The Company's consolidated backlog of unshipped orders from continuing operations was $161.9 million at June 30, 1999, compared to $121.2 million at April 30, 1998. The net increase of $40.7 million reflects a higher backlog from Refractory Products due to the Green acquisition offset by a lower backlog from the CTI and Processing Equipment businesses.

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

Management finalized plans to consolidate the manufacturing and administrative functions of Corrosion Technologies International, Inc. ("CTI") with those of Harbison-Walker Refractories Companies ("Harbison-Walker"). The move is being made in an effort to reduce costs and improve productivity and asset utilization by eliminating duplicative functions and taking advantage of existing facilities' excess capacity.

In addition, during the third quarter of 1998, the Company decided to terminate a 50% joint venture and close Harbison-Walkers' Eufala, Alabama facility, which housed a portion of its operations. During the three months ended June 30, 1999, the Company recognized a $1.4 million gain on the sale of various assets which were previously written-off in the restructuring charge taken in the three months ended September 30, 1998. At that time, the estimated costs to hold the assets were expected to exceed the eventual sales proceeds. The charge taken in 1998 related to these assets was $1.9 million.

The remaining charges represent severance benefits related to the approximate 18% staff level reduction at the Company's corporate headquarters, located in Dallas, Texas.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS


  The following table summarizes the activity occurring within the related current liability accounts during the six months ended June 30, 1999; amounts are in millions:

                                                  Balance at                                               Balance at
                                                                                                           -----------
Segment                  Type                   December 31,          Provisions          Payments           June 30,
                                                    1998                                                       1999
                         ----                   ------------          ----------          --------           --------
Refractory   Employee severance                    $ 2.7              $  (.6)                $ (1.2)          $   .9
 Products    Other employee fringes
               (excluding pension
               curtailment)                          1.4                (1.0)                   (.1)              .3
             Contract terminations                    .8                 (.6)                   (.1)              .1
             Other facility shut-down
               costs                                 2.1                 ---                    ---              2.1
             Site restoration costs                  2.4                 2.2                   (3.5)             1.1
                                                    ----                ----                  -----             ----
          Total Refractory Products                  9.4                   0                   (4.9)             4.5


All Other    Employee severance                      1.1                 ---                    (.4)              .7
             Contract terminations
               and other                              .6                 ---                    (.6)             ---
                                                    ----                ----                  -----             ----
          Total All Other                            1.7                 ---                   (1.0)              .7

Corporate    Employee severance                      1.1                 ---                   (1.1)             ---
                                                    ----                ----                  -----             ----

          Total Company                            $12.2              $    0                 $ (7.0)          $  5.2
                                                    ====                ====                  =====             ====

Management has substantially completed the restructuring plan with the majority of the remaining cash expenditures to occur during the third quarter of 1999. A provision was made in the second quarter to increase site restoration costs $2.2 million based on management's latest estimate of remaining costs. The provision was offset in total by decreases to employee severance, other employee fringes, and contract termination reserves as shown above. The decreases are due to lower than expected actual costs associated with those liabilities. Given the nature of the costs reflected herein, increases or decreases may still be necessary throughout the remaining tenure of the Company's restructuring plans. Any such changes will be reflected in the statement of operations as incurred.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

Industry Segment Analysis
-------------------------

Refractory Products and Minerals

Revenues for the six months of $247.8 million increased $68.6 million, or 38%, from $179.2 million in 1998. The increase is primarily due to contribution from Green and Aken ($98.8 million) offset by lower worldwide sales ($30.2 million). Revenues from the foreign operations (Aken, Refmex and Recsa) decreased $10.4 million from 1998 to 1999 due to decreased demand from the cement and steel industries in Mexico and Latin America, an economic slowdown in Chile from the depressed copper industry, and lower sales to Russia. Refractory sales in the United States decreased $11.1 million from the prior year primarily due to lower iron and steel production, delayed industrial projects and Green sales which were not maintained by the Company. Sales of mineral products declined $8.7 million in 1999 primarily from the continued effect of prevailing exchange rates between the U.S. Dollar and European currencies on the Company's ability to
competitively price exports.   Revenues for the three months of $121.4 million
increased $26.7 million, or 28%, from $94.7 million in 1998. The increase for the second quarter is due to the contribution from Green ($46.1 million) also offset by lower worldwide sales ($19.4 million) explained above.

Operating profit for the six months of $23.6 million increased $11.1 million, or 89%, from $12.5 million in 1998. The improvement for the six months is primarily due to the contribution from the Green acquisition ($20.6 million excluding depreciation), cost reductions and margin improvements in the Harbison-Walker business ( $5.6 million), offset by increased depreciation ($5.8 million) and the effect of the lower worldwide sales ($9.3 million) mentioned above. Second quarter operating profit of $12.4 million increased $3.7 million, or 43%, from $8.7 million in 1998.

All Other

Revenues for the six months of $25.2 million increased $2.4 million, or 11%, from $22.8 million in 1998. The increase is due to the shipment of an electronic scrap recovery system in the first quarter from the Shred Tech business, offset by lower sales volume in the CTI business. A recent dispute between the Company and the purchaser of this electronic scrap recovery system over certain contractual obligations and expenses with respect to the installation of the system has resulted in delayed payments to the Company. Based upon discussions with the purchaser, management expects to resolve the dispute without a material effect to the Company. Revenues for the second quarter of $9.8 million decreased $1.3 million, or 12%, from $11.1 million in 1998. The decrease in the second quarter is due to lower sales volume in the CTI business due to the depressed copper industry.

Operating profit for the six months of $4.4 million increased $5.8 million from a net loss of $1.4 million in 1998. The increase is due to the profit contribution from the aforementioned sale of an electronic scrap recovery system, margin improvements due to lower material costs and lower fixed costs from headcount reductions. In addition, the Company recorded a pre-tax charge to earnings in 1998 of $2.4 million to close the British Jeffrey Diamond ("BJD")
processing business in Wakefield, England.   Operating profit for the second
quarter of $1.9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

million increased $3.2 million from a net loss of $1.3 million in 1998 primarily due to the BJD charge in the second quarter of 1998.

Discontinued Operations

The Company reported a net loss of $11.6 million from discontinued operations for the six months ended June 30, 1999. The reported amount includes operating profits from APG Lime ($.3 million net of allocated interest and taxes), a net loss on the sale of Ameri-Forge ($24.8 million), a net gain on the sale of APG Lime ($13.8 million) and a net charge ($.9 million) for retained liabilities associated with the INTOOL divestiture.

For the six months ended April 30, 1998, the Company reported a net gain on the sale of INTOOL of $86.1 million and operating profits from INTOOL and Ameri-Forge of $5.0 million.

Liquidity, Capital Resources and Financial Condition
----------------------------------------------------

Cash and cash equivalents were $8.8 million at June 30, 1999, an increase of $.4 million from $8.4 million at December 31, 1998. Net cash used by operating activities was $36.5 million during the six month period ended June 30, 1999, reflecting the contribution from operating earnings (excluding the net loss on the sales of Ameri-Forge and APG Lime) less working capital increases. The increase in working capital during the period of $55.5 million is due primarily to decreases in accounts payable and accrued liabilities of $36.5 million. Accounts payable decreased $14.7 million in the six month period resulting from the payment of increased spending levels in the fourth quarter of 1998 primarily from the integration of Green and Harbison-Walker. Other accrued liabilities decreased $25.2 million primarily due to payments relating to Ameri-Forge which is reported as a discontinued operation, and restructuring costs associated with the integration of Green and Harbison-Walker. Payments for Ameri-Forge during the six months included working capital increases and allocated interest expense. The asbestos insurance recoveries receivable increased $6.2 million over the six month period due to delayed payments from insurance carriers.

The Company's current ratio at June 30, 1999 of 1.28 to 1 was higher than .97 to 1 at December 31, 1998 (excluding assets held for sale) reflecting the increased investment in working capital from the aforementioned items.

Net cash from investing activities was $143.8 million and $175.2 million for the
six months ended June 30, 1999 and April 30, 1998, respectively.   Proceeds from
the sale of discontinued operations reflects the sales of Ameri-Forge and APG Lime in 1999 and the sale of INTOOL in 1998. Proceeds from asset sales of $4.6 million in 1999 includes the sale of the Eufala property mentioned earlier and the sale of a joint venture interest acquired in the Green acquisition. Capital expenditures from continuing operations of $12.6 million increased $4.3 million, or 52% from $8.3 million in 1998. Refractory products and minerals accounted for 87% of the capital expenditures in the six month period for plant reconfiguration spending relative to the Green/Harbison-Walker integration program.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

Net cash used by financing activities was $106.9 million and $106.8 million for the six months ended June 30, 1999 and April 30, 1998, respectively. In both periods, debt was reduced from proceeds generated from the sale of discontinued operations discussed above. At June 30, 1999, the Company had total debt of $270.8 million, resulting in a total debt to total capitalization ratio of .54 to 1, and a total debt to shareholder's equity of 1.17 to 1. The comparable amounts at December 31, 1998, were total debt of $379.3 million, total debt to total capitalization of .62 to 1, and total debt to stockholder's equity of 1.62 to 1.

At December 31, 1998 the Company amended certain provisions of the senior revolving credit facility entered into on August 31, 1998 (Credit Facility) and existing senior notes from various private placement offerings (Private Placements) to allow for the planned disposition of the Ameri-Forge division. The primary effect of the amendment on the Credit Facility was to (i) lower the required minimum consolidated net worth limit from $280 million to approximately $215 million, through July 31, 1999, to be increased to $325 million on August 1, 1999, and continue at such level thereafter and (ii) reduced the facility from $215 million to $140 million effective upon consummation of the APG Lime sale. The Private Placement agreements were amended to provide for (i) a reduction in the required minimum consolidated tangible net worth limit, as defined, from $280 million to approximately $209 million which increases to $325 million on July 31, 2000 and (ii) an increase in the maximum amount of debt to capitalization, from 55% to 64% excluding ATA from Refmex, decreasing to 45% over the next 12 months. In addition, the Private Placement agreements required the Company to replace its existing Credit Facility as described in the paragraphs below.

On April 13, 1999, the Company sold the assets and business of APG Lime for cash consideration of $126.3 million and the assumption of $3.7 million in debt, subject to certain post-closing adjustments. Cash proceeds from the sale were used to reduce the debt of the Company. Subsequent to this sale, as discussed above, the total principal amount available to the Company under the Credit Facility was reduced from $215 million to $140 million.

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

On June 22, 1999, the Company sold the assets and business of Ameri-Forge for cash consideration of $37.5 million, subject to certain post-closing adjustments. Cash proceeds from the sale were also used to reduce the debt of the Company.

On July 30, 1999, the Company entered into a $120 million revolving debt facility with Chase Bank of Texas, N.A. as agent (the New Facility), that will expire on June 30, 2000. The facility is secured by certain assets of the Company, and carries a floating interest rate of LIBOR+250 basis points. Fees associated with the execution of the New Facility totaled $1.79 million. The initial draw down on the facility was used to retire the previous revolving Credit Facility. The New Facility also allows for the issuance of a maximum of $20 million in letters of credit. As of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

August 10, 1999, the Company had drawn $97.7 million under the New Facility, with an additional $9.9 million allocated to issued letters of credit, leaving an amount of $12.4 million available for further borrowing.

In addition, on July 30, 1999, the Company amended certain portions of the Private Placement agreements to allow for the securitization of the New Facility, and to recognize more restrictive covenants provided for in the New Facility. In consideration of these amendments, the interest rates on the private placement notes will increase by up to 75 basis points between August 1, 1999 and October 31, 1999, an additional increase of 75 basis points between November 1, 1999, and January 31, 2000, an additional increase of 50 basis points between February 1, 2000, and April 30, 2000, and a final increase of 50 basis points after May 1, 2000 for a total of 250 basis points.

The Company had $8.8 million in cash and cash equivalents on hand at June 30, 1999, and committed and discretionary unused lines of credit aggregating an additional $27.2 million (including foreign lines of credit). Management believes that internally-generated funds, and borrowings under existing credit facilities will be adequate to meet working capital and capital expenditure requirements, while maintaining an appropriate debt to total capitalization ratio.

Year 2000 Issue
---------------

The Company has completed its Y2K information systems implementation and modification for all wholly owned operations. A significant portion of the Company's direct risk in the information system area is mitigated by the implementation of the new accounting, finance and operating (Enterprise Resource Planning) systems. Although not purchased specifically for the purpose of avoiding such risks, these systems are, nevertheless, fully "Year 2000" compliant. Global has performed its own Y2K tests on this ERP software and found no significant issues.

Testing of telecommunications hardware and software has identified some voice mail software that requires upgrading. Upgrades are complete at most sites.

Global has upgraded its human resource applications, database management software, desktop and network operating systems to achieve Y2K compliance levels as described by the respective vendors. It has requested and received Y2K compliance reports from all major outside providers of information systems and support.

With respect to embedded technology other than information systems, the Company has assessed its risk of major malfunctions to be relatively low at its continuing operations. Harbison Walker and AP Green plants have conducted tests of their production equipment. Only one machine exhibited a problem and corrective measures have been made.

Management believes that potential malfunctions occurring within its information systems environment can be mitigated with manual processing of transactions. Global has surveyed key vendors and customers for their Y2K readiness. However, the risk of disruptions to operations caused by non-Year 2000 compliant systems of customers, suppliers and unrelated third parties remains. Likewise, the Company does not have contingency plans in place to evoke, should such

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

an event, or series of events occur. The possibility does therefore exist that any such disruptions could have an adverse effect on the Company.

The Company expenses all Year 2000 costs as incurred. Through June 30, 1999, less than $100,000 of costs had been incurred in the Company's efforts to achieve Year 2000 compliant systems (exclusive of costs associated with the purchase and installation of new hardware and software, more fully discussed above). The ultimate total cost to the Company of achieving Year 2000 compliant systems is currently estimated to be less than $500,000, to be expended primarily in the 1999 timeframe. The Company has increased its overall information systems budget to accommodate the aforementioned Year 2000 compliance projects, but has not delayed other critical information systems work due to these efforts. Incremental costs incurred strictly due to Year 2000 compliance issues are not expected to have a material impact on the Company's results of operations, financial condition or liquidity.

Item 3   - Quantitative and Qualitative Disclosures about Market Risk.

The Company has terminated the two interest rate swap contracts which were in place at December 31, 1998. However, the Company may enter into future contracts to offset the impact of floating interest rates. Other than the interest rate swaps, information about market risks for the six months ended June 30, 1999, does not differ materially from that discussed under Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

                                    PART II
                               OTHER INFORMATION

Item 4:   Submission of matters to a vote of security holders

          (a) The annual meeting of shareholders of the Company was held on June 7, 1999, and reconvened on July 1, 1999.

          (b) At the meeting, Ronald LaBow was elected Director to serve for a term expiring at the annual meeting of shareholders to be held in 2002. Graham L. Adelman, David H. Blake, Rawles Fulgham and Richard W. Viser continued in office as Directors after the meeting.

               Nominees                 For                 Withheld
               --------                 ---                 --------

               Sheldon R. Erikson        8,440,308          560,229
               Ronald LaBow             10,304,575          117,032

          (c) The shareholders voted at the meeting upon a shareholder proposal calling for the prompt sale of the Company. The results of the voting on such proposal were as follows.

               For                      Against             Abstentions
               ---                      -------             -----------

               6,329,178                9,799,813           3,157,322


               The shareholders voted at the meeting upon a shareholder proposal calling for the declassification of the Company's Board of Directors. The results of the voting on such proposal were as follows:

               For                      Against             Abstentions
               ---                      -------             -----------

               9,084,931                6,209,036           3,125,091


               The shareholders voted at the meeting upon a shareholder proposal submitted by WHX Corporation calling for the declassification of the Company's Board of Directors. The results of the voting on such proposal were as follows:


               For                      Against             Abstentions
               ---                      -------             -----------

               12,052,539               7,252,048           117,557

             The shareholders also voted at the meeting upon a shareholder proposal submitted by WHX Corporation calling for the redemption of the Company's Stockholder Rights Plan. The results of the voting on such proposal were as follows:

             For                 Against             Abstentions
             ---                 -------             -----------

             14,390,983          4,965,209           65,952

REPORTS ON FORM 8-K.


                                    PART II
                               OTHER INFORMATION

Item 6:   Exhibits and reports on Form 8-K.

          (a)  Exhibits

               10.38 Agreement and Plan of Merger, dated as of July 12, 1999, by and among Global Industrial Technologies, Inc., RHI AG and Heat Acquisition Corp. (incorporated herein by reference to Exhibit 1 to the Tender Offer Solicitation/Recommendation Statement on Schedule 14D-
                         9) filed on July 16, 1999.

               10.39 Sixth Amendment to Rights Agreement, dated July 9, 1999, (incorporated herein by reference to Exhibit 37 to Amendment No. 23 to the Tender Offer
                         Solicitation/Recommendation Statement on Schedule 14D-
                         9) filed on July 12, 1999.

               10.40 Amendment No. 2 dated as of July 30, 1999, to Note Agreement dated as of October 2, 1998, by and between the Registrant and GPX Corp. and The Prudential Insurance Company of America.

               10.41 Amendment No. 3 dated as of July 30, 1999, to Note Agreement dated as of June 30, 1998, among the Registrant, GPX Corp., The Prudential Insurance Company of America and U.S. Private Placement Fund.

               10.42 Amendment No. 4, dated as of July 30, 1999, to Note Agreement dated as of January 31, 1996, among the Registrant, GPX Corp., The Prudential Insurance Company of America and Principal Life Insurance Company.

               10.43 Credit Agreement, dated as of July 30, 1999, among the Registrant, Chase Bank of Texas, National Association, as Administrative Agent; PNC Bank, National Association, as Syndication Agent; and ABN AMRO Bank NV as Issuing Bank and as Documentation Agent.

          (b)  Reports on Form 8-K

               Agreement for the asset sale of Ameri-Forge Corporation filed as of May 21, 1999.

               By-Law Amendment to the by-laws of Global Industrial Technologies, Inc., filed as of May 26, 1999

               By-Law Amendment to the by-laws of Global Industrial Technologies, Inc., filed as of June 8, 1999.

                              By:  /s/ Donna A. Reeves
                                   -------------------------------------
                                   Donna A. Reeves
                                   Vice President - Controller
                                   (Authorized Officer and Chief
                                   Accounting Officer)

Dated:     August 16, 1999