Form 10-Q
period 1999-09-30
GLOBAL INDUSTRIAL TECHNOLOGIES INC
filed 1999-11-15
CIK 887941

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended September 30, 1999

                                      OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 1-11160

                     GLOBAL INDUSTRIAL TECHNOLOGIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                                    75-2617871
-------------------------------                                   --------------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)

2121 San Jacinto Street
Suite 2500
Dallas, Texas                                                              75201
-------------------------------                                            -----
(Address of principal executive                                       (Zip Code)
offices)

      (Registrant's telephone number, including area code) (214) 953-4500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X .    No     .
                            ---         ---

At November 12, 1999, 22,436,575 shares of Common Stock, par value $.25, of the Registrant were outstanding.



                                 Page 1 of  24
                       Exhibit Index Appears on Page 23

                                     INDEX

                                                                      Page
                                                                     Number
                                                                     ------

Part I.   Financial Information

Item 1    Management's Representation                                          3
          Consolidated Condensed Statements of Operations for                  4
           the three and the nine months ended September 30, 1999
           and September 30, 1998
          Consolidated Condensed Balance Sheets as of                          5
           September 30, 1999 and December 31, 1998
          Consolidated Condensed Statements of Cash Flows for the nine         7
           months ended September 30, 1999 and September 30, 1998
          Notes to Consolidated Condensed Financial Statements                 8

Item 2    Management's Discussion and Analysis                                14

Item 3    Quantitative and Qualitative Disclosures about Market Risk          22

Part II.  Other Information

Item 6    Exhibit and Reports on Form 8-K.                                    23

Signature                                                                     24

                                    PART I
                             FINANCIAL INFORMATION

                          MANAGEMENT'S REPRESENTATION


The consolidated condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The Company believes that the disclosures are adequate to make the information presented not misleading.
These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes to consolidated financial statements included in the Annual Report, on Form 10-K for the fiscal year ended December 31, 1998.

In the opinion of the Company, all adjustments have been included that were necessary to present fairly the financial position of Global Industrial Technologies, Inc. and subsidiaries as of September 30, 1999; the results of operations for the three and the nine months ended September 30, 1999 and September 30, 1998; and cash flows for the nine months ended September 30, 1999 and September 30, 1998, respectively.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In millions except per share data)

                                                            Three months ended             Nine months ended
                                                           Sept. 30,    Sept. 30,        Sept. 30,    Sept. 30,
                                                             1999         1998             1999         1998
                                                           -------      -------          -------      -------
                                                               (Unaudited)                   (Unaudited)
Revenues
   Net sales and operating revenues                        $ 135.4      $ 142.4          $ 408.4      $ 361.5
   Other                                                       0.5          0.5              1.2          1.5
                                                            ------        -----           ------       ------
Total Revenues                                               135.9        142.9            409.6        363.0
                                                            ------        -----           ------       ------

Costs and Expenses
   Cost of sales                                             104.1        119.2            308.4        286.2
   Selling, engineering, administrative and
      general expenses                                        25.4         31.5             78.4         75.2
   Interest expense                                            4.9          5.0             12.8          7.9
   Restructuring charges                                       0.0         31.0             (1.4)        31.7
   Impairment of long-lived assets                                         23.3                          23.3
   Other - net                                                (7.0)         0.5             (7.4)         3.8
                                                            ------        -----           ------       ------
Total Costs and Expenses                                     127.4        210.0            390.8        428.1
                                                            ------        -----           ------       ------

Earnings (loss) from continuing operations
   before income taxes                                         8.5        (67.6)            18.8        (65.1)

   Income tax benefit (expense)                               (1.7)        25.4             (3.8)        25.0
                                                            ------        -----           ------       ------

Earnings (loss) from continuing operations                     6.8        (42.2)            15.0        (40.1)

Discontinued operations:
   Gain (loss) on sale of discontinued operations less
      applicable income taxes of $9.2, $8.7 and $49.4                      (9.2)           (11.9)        76.9
   Earnings (loss) from discontinued operations less
      applicable income taxes of $2.2, $.2 and $.5                         (3.1)             0.3         (1.1)
                                                            ------        -----           ------       ------

      Earnings (loss) before extraordinary item                6.8        (54.5)            3.4          35.7

Extraordinary item less applicable income
   taxes of $.1                                               (0.4)                                      (0.4)
                                                            ------        -----           ------       ------

Net earnings (loss)                                        $   6.4        (54.5)         $   3.0      $  35.7
                                                            ======        =====           ======       ======

Basic earnings (loss) per common share:

   Continuing operations                                   $  0.30        (1.91)         $   0.67     $ (1.82)
                                                            ======        =====           =======      ======
   Discontinued operations                                 $  0.00        (0.56)         $  (0.52)    $  3.44
                                                            ======        =====           =======      ======
   Extraordinary item                                      $ (0.02)        0.00          $  (0.02)    $  0.00
                                                            ======        =====           =======      ======
   Net earnings (loss)                                     $  0.28        (2.47)         $   0.13     $  1.62
                                                            ======        =====           =======      ======
Diluted earnings (loss) per common share:

   Continuing operations                                   $  0.30        (1.91)         $   0.65     $ (1.82)
                                                            ======        =====           =======      ======
   Discontinued operations                                 $  0.00        (0.56)         $  (0.50)    $  3.44
                                                            ======        =====           =======      ======
   Extraordinary item                                      $ (0.02)        0.00          $  (0.02)    $  0.00
                                                            ======        =====           =======      ======
   Net earnings (loss)                                     $  0.28        (2.47)         $   0.13     $  1.62
                                                            ======        =====           =======      ======


          See accompanying Notes to Consolidated Financial Statements

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in millions)

                                                              September 30, 1999       December 31, 1998
ASSETS                                                           (Unaudited)
------                                                        ------------------      ------------------
Current Assets
  Cash and cash equivalents                                   $            7.6        $            8.4
  Notes and accounts receivable
    Public                                                               111.5                   115.4
    Unconsolidated affiliates                                               --                     6.7
                                                              ------------------      ------------------
                                                                         111.5                   122.1
    Less allowance for doubtful accounts                                   4.2                     6.5
                                                              ------------------      ------------------
                                                                         107.3                   115.6
  Inventories
    Finished products and work in process                                 69.0                    71.5
    Raw materials and supplies                                            55.1                    63.6
                                                              ------------------      ------------------
                                                                         124.1                   135.1

  Assets held for sale, net                                                --                    174.0
  Deferred income taxes                                                   57.1                    92.7
  Asbestos insurance recoveries receivable                               176.3                   155.5
  Prepaid expenses                                                         6.0                     9.9
                                                              ------------------      ------------------
                 Total Current Assets                                    478.4                   691.2


Investments in Unconsolidated Affiliates                                   1.9                     3.1
Noncurrent Deferred Income Taxes                                          86.0                    56.2
Goodwill  - net                                                           22.1                    24.0
Noncurrent asbestos insurance receivable                                 170.6                   145.2
Other Assets                                                              90.6                    84.5


Property, Plant and Equipment - at cost
  Land, land improvements and mineral deposits                            30.6                    42.5
  Buildings                                                               90.1                    93.2
  Machinery and equipment                                                303.8                   300.9
                                                              ------------------      ------------------
                                                                         424.5                   436.6
Less accumulated depreciation, depletion and amortization                173.9                   174.8
                                                              ------------------      ------------------
    Total properties - net                                               250.6                   261.8
                                                              ------------------      ------------------

                 Total Assets                                 $        1,100.2        $        1,266.0
                                                              ==================      ==================


    See accompanying Notes to Consolidated Condensed Financial Statements.

             GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in millions)

                                                              September 30, 1999       December 31, 1998
LIABILITIES AND SHAREHOLDERS' EQUITY                              (Unaudited)
------------------------------------                          ------------------      ------------------
Current Liabilities
  Accounts payable                                            $           54.5        $           62.8
  Notes payable and current portion of long-term debt                     88.7                   176.7
  Advances from customers on contracts                                     2.4                     1.1
  Accrued compensation and benefits                                       10.0                    31.6
  Accrued taxes other than income taxes                                    4.0                     3.4
  Insurance reserves                                                      11.8                     7.9
  Income taxes currently payable                                          11.9                    17.2
  Current deferred income taxes                                           22.6                    21.7
  Asbestos related liabilites                                            147.9                   137.6
  Other accrued liabilities                                               18.1                    74.1
                                                              ------------------      ------------------
        Total Current Liabilities                                        371.9                   534.1

Long-term Debt                                                           166.2                   202.6
Postretirement benefits                                                   80.9                    81.0
Noncurrent Deferred Income Taxes                                          58.9                    55.5
Asbestos related liabilities                                             179.6                   145.7
Other Liabilities                                                          5.7                    12.6

Shareholders' Equity
  Preferred stock
  Common stock                                                             6.8                     6.8
  Capital in excess of par value                                         379.9                   381.4
  Retained earnings (accumulated deficit)                                (16.6)                  (19.6)
Accumulated other nonowner changes in equity
  Cumulative translation adjustment                                      (59.5)                  (56.0)
  Minimum pension liability adjustment                                    (5.4)                   (5.4)
  Treasury stock, at cost                                                (68.2)                  (72.7)
                                                              ------------------      ------------------
        Total Shareholders' Equity                                       237.0                   234.5
                                                              ------------------      ------------------

        Total Liabilites and Shareholders' Equity             $        1,100.2        $        1,266.0
                                                              ==================      ==================


    See accompanying Notes to Consolidated Condensed Financial Statements.

GLOBAL INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                (In millions)

                                                                                Nine months ended
                                                                        September 30,       September 30,
                                                                            1999                1998
                                                                        -------------       -------------
                                                                                   (Unaudited)
Cash flows from operating activities
  Net earnings                                                          $        3.0        $       35.7

  Adjustments to reconcile net earnings to cash flow
    Continuing operations depreciation,
      depletion and amortization                                                20.1                16.4
    Discontinued operations depreciation,
      depletion and amortization                                                 1.1                 5.5
    Loss (gain) on sale of discontinued operations                               1.7              (126.3)
    Restructuring charges and asset impairments                                  -                  59.5
    Deferred income tax provision                                               10.2                19.2
    Gain on sale of assets                                                      (3.4)                -
    Decrease in receivables                                                      4.0                19.7
    Decrease (increase) in inventories                                           6.6               (18.7)
    Decrease (increase) in asbestos insurance recoveries receivable              0.2               (16.2)
    Increase in discontinued operations working capital                         (0.9)               (2.6)
    Decrease in accrued compensation                                           (14.3)               (7.3)
    Decrease in accounts payable and accrued liabilities                       (34.9)              (24.1)
    Increase (decrease) in current asbestos liabilities                         (2.2)                7.2
    Decrease in income taxes payable                                            (5.3)              (18.5)
    Other - net                                                                 (4.5)              (12.5)
                                                                        -------------       -------------

      Net cash used by operating activities                                    (18.6)              (63.0)
                                                                        -------------       -------------

Cash flows from investing activities
  Proceeds from sale of discontinued operations                                163.8               229.5
  Business acquisitions                                                          -                (203.2)
  Proceeds from asset sales                                                     11.5                 -
  Continuing operations capital expenditures                                   (17.9)              (18.2)
  Discontinued operations capital expenditures                                 (17.0)              (27.9)
                                                                        -------------       -------------
    Net cash provided (used) by investing activities                           140.4               (19.8)
                                                                        -------------       -------------

Cash flows from financing activities
  Proceeds from borrowings                                                       -                 245.3
  Reduction of debt                                                           (124.3)             (156.0)
  Proceeds from exercise of stock options                                        1.5                 1.8
  Purchase of treasury shares                                                    -                  (0.3)
                                                                        -------------       -------------
    Net cash provided (used) by financing activities                          (122.8)               90.8
                                                                        -------------       -------------

Effect of translation adjustments on cash                                        0.2                (0.2)
                                                                        -------------       -------------

Net increase (decrease) in cash and cash equivalents                            (0.8)                7.8

Cash and cash equivalents, beginning of period                                   8.4                15.9
                                                                        -------------       -------------

Cash and cash equivalents, end of period                                $        7.6        $       23.7
                                                                        =============       =============

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


APG Lime
--------

On April 13, 1999, the Company sold the assets and business of APG Lime Corporation ("APG Lime") for cash consideration of $126.3 million and the assumption of $3.7 million in debt, subject to certain post-closing adjustments. APG Lime manufactured and sold lime for industrial and construction uses. The sale resulted in a pre-tax gain from discontinued operations of approximately $38.2 million, which was recognized in the second quarter of 1999. Proceeds of the sale were used to pay down debt.

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

             GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


INTOOL
------

On March 12, 1998, the Company sold the assets and business of INTOOL Incorporated ("INTOOL") for cash consideration of $229.5 million, including certain post-closing adjustments. A gain of $76.9 million, net of tax, was recognized. The INTOOL business manufactured and sold a product line of high-quality pneumatic and electric tools for industrial applications, including assembly and material removal. The operating results of INTOOL for the period November 1, 1997 to March 12, 1998 are presented as discontinued operations in the prior year.

In connection with the sale of INTOOL, the Company retained liabilities for certain legal claims (net of insurance) and employee benefits. During the second quarter of 1999 the Company adjusted its estimate for these liabilities and recorded an additional $1.4 million pre-tax, $0.9 million net-of-tax, loss on sale of discontinued operations for INTOOL.

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

NOTE D - Restructuring Charges

During the year ended December 31, 1998, the Company recognized a charge to reorganize and restructure its current organization. The restructuring consisted primarily of four parts:

Concurrent with the acquisition of A.P. Green Industries, Inc. ("Green") effective July 1, 1998, management initiated plans to consolidate and integrate the operations of both companies through workforce reductions and the closure of duplicative facilities.

Management finalized plans to consolidate the manufacturing and administrative functions of Corrosion Technologies International, Inc. ("CTI") with those of Harbison-Walker Refractories Companies ("Harbison-Walker"). The move was made in an effort to reduce costs and improve productivity and asset utilization by eliminating duplicative functions and taking advantage of existing facilities' excess capacity.

In addition, during the third quarter of 1998, the Company decided to terminate a 50% joint venture and close Harbison-Walkers' Eufala, Alabama facility, which housed a portion of its operations. During the nine months ended September 30, 1999, the Company recognized a $1.4 million gain on the sale of various assets which were previously written-off in the restructuring charge taken in the three months ended September 30, 1998. At that time the estimated costs to hold the assets were expected to exceed the eventual sales proceeds. The charge taken in 1998 related to these assets was $1.9 million.

The remaining charges represent severance benefits related to the approximate 18% staff level reduction at the Company's corporate headquarters, located in Dallas, Texas.

             GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following table summarizes the activity occurring within the related current liability accounts during the nine months ended September 30, 1999; amounts are in millions:

                                             Balance at                                                 Balance at
Segment              Type                   December 31,         Provisions          Payments         September 30,
                     ----                   -----------          ----------          --------         -------------
                                               1998                                                       1999
                                               ----                                                       ----
Refractory     Employee severance           $      2.7          $      (.6)         $   (1.2)         $        .9
Products       Other employee fringes
                 (excluding pension
                  curtailment)                     1.4                (1.0)              (.1)                  .3
               Contract terminations                .8                 (.6)              (.1)                  .1
               Other facility shut-down
                  Costs                            2.1                ---                (.7)                 1.4
               Site restoration costs              2.4                2.2               (4.4)                  .2
                                                   ---                ---                ---                  ---
             Total Refractory Products             9.4                  0              (6.5)                  2.9


All Other      Employee severance                  1.1                ---               (.4)                   .7
               Contract terminations
                 and other                          .6                ---               (.6)                  ---
                                                   ---                ---               ---                   ---
             Total All Other                       1.7                ---              (1.0)                   .7

Corporate      Employee severance                  1.1                ---              (1.1)                  ---
                                                   ---                ---               ---                   ---
             Total Company                  $     12.2          $      .0           $  (8.6)          $       3.6
                                                  ====                ===               ===                   ===

Management has substantially completed the restructuring plan with the majority
of the remaining cash expenditures to occur during the first half of 2000.   A
provision was made in the second quarter to increase site restoration costs by $2.2 million based on management's latest estimate of remaining costs. The provision was offset in total by decreases to employee severance, other employee fringes, and contract termination reserves as shown above. The decreases are due to lower than expected actual costs associated with those liabilities.
Given the nature of the costs reflected herein, increases or decreases may still be necessary throughout the remaining tenure of the Company's restructuring plans. Any such changes will be reflected in the statement of operations as incurred.

             GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE E - Notes Payable and Long Term Debt

At December 31, 1998 the Company amended certain provisions of the senior revolving credit facility entered into on August 31, 1998 ("Credit Facility") and various senior notes from separate private placement offerings ("Private Placements") to allow for the planned disposition of the Ameri-Forge division. The primary effect of the amendment on the Credit Facility was to (i) lower the required minimum consolidated net worth limit from $280 million to approximately $215 million, through July 31, 1999, to be increased to $325 million on August 1, 1999, and continue at such level thereafter and (ii) reduce the facility from $215 million to $140 million effective upon consummation of the APG Lime sale. The Private Placement agreements were amended to provide for (i) a reduction in the required minimum consolidated tangible net worth limit, as defined, from $280 million to approximately $209 million, which increases to $325 million on July 31, 2000 and (ii) an increase in the maximum amount of debt to capitalization, from 55% to 64% excluding ATA from Refmex, decreasing to 45% over the next 12 months. In addition, the Private Placement agreements required the Company to replace its existing Credit Facility as described in the paragraphs below.

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

On July 30, 1999, the Company entered into a $120 million revolving debt facility with Chase Bank of Texas, N.A. as agent (the "New Facility"), that will expire on June 30, 2000. The facility is secured by certain assets of the Company, and carries a floating interest rate of LIBOR+250 basis points. Fees associated with the execution of the New Facility totaled $1.79 million. The initial drawdown on the facility was used to retire the existing revolving Credit Facility. The New Facility also allows for the issuance of a maximum of $20 million in letters of credit. As of November 10, 1999, the Company had drawn $69.5 million under the New Facility, with an additional $16.7 million allocated to issued letters of credit. Pursuant to the terms of the New Facility, proceeds from the sale of certain assets of the Company in the amount of $6.9 million were applied to reduce the principal amount of the New Facility from $120 million to $113.1 million on September 30, 1999. Given this reduction in the principal amount of the New Facility, the Company had an amount of $26.9 million available for further borrowing as of November 10, 1999.

In addition, on July 30, 1999, the Company amended certain portions of the Private Placement agreements to allow for the securitization of the New Facility, to eliminate the increase in minimum consolidated net worth originally due to increase to $325 million on July 31, 2000 as described above, and to recognize more restrictive covenants provided for in the New Facility. In consideration of these amendments, the interest rates on the private placement notes will increase by up to 75 basis points between August 1, 1999, and October 31, 1999; an additional increase of 75 basis points between November 1, 1999, and January 31, 2000; an additional increase of 50 basis points between February 1, 2000, and April 30, 2000; and a final increase of 50 basis points after May 1, 2000, for a total of 250 basis points.

             GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

On September 21, 1999, the Company amended certain portions of the Harbison Walker GmbH debt facility with Westdeutsche Landesbank Girozentrale and Dresdner Bank AG by issuing a parent guarantee for 7.0 million deutschmarks, and reducing the principal amount of the credit facility from 23.4 million deutschmarks to 20.7 million deutschmarks as of September 29, 1999, with a further reduction to 19.5 million deutschmarks by December 14, 1999.

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

NOTE H  - Comprehensive Income

The components of comprehensive income (loss) for the Company include net income
(loss), and changes in the cumulative translation and minimum pension liability adjustments. Total comprehensive income (loss) for the three and nine month periods ended September 30, 1999, was $5.4 million and ($.5) million, respectively; and for the three and nine months ended September 30, 1998, ($56.1) million and $29.7 million, respectively.

NOTE I - Earnings Per Share

Outstanding options to purchase 1.0 million shares, 1.1 million shares, 2.3 million shares and 2.3 million shares, respectively, were excluded from the three and nine months ended September 30, 1999, and the three and the nine months ended September 30, 1998, diluted earnings per share calculations as the exercise prices associated with the options exceeded the average market value of the Company's common shares. Deferred compensation units representing .1 million potential common shares were excluded from the three and nine months ended September 30, 1999, diluted earnings per share calculations, as the effect of inclusion in the calculation would be anti-dilutive.

             GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

No differences in the numerator exist to calculate basic and diluted earnings per share. A reconciliation of the common shares outstanding utilized in the denominator of the basic and diluted earnings per share calculation is as follows:

                                               Three Months Ended           Nine Months Ended
                                           Sept. 30,      Sept. 30,      Sept. 30,     Sept. 30,
                                              1999           1998           1999          1998
                                          --------------------------------------------------------
Denominator for basic earnings (loss)
  Per share                                       22.4            22.0          22.4          22.0
                                          ------------  --------------  ------------  ------------
Potential common shares:
  Stock options                                     .3             ---            .4           ---
  Deferred compensation units                       .1             ---            .1           ---
                                                  ----            ----          ----          ----
  Total potential common shares                     .4             ---            .5           ---
                                                  ----            ----          ----          ----

  Denominator for diluted earnings
     (loss) per share                             22.8            22.0          22.9          22.0
                                                  ====            ====          ====          ====

NOTE J - Information by Industry Segment

Sales and operating profit results are presented below for the three and the nine months ended September 30, 1999, and September 30, 1998.

                                                        Three Months Ended                 Nine Months
                                                       Sept. 30,      Sept. 30,       Sept. 30,      Sept. 30,
INDUSTRY SEGMENT                                         1999            1998            1999          1998
                                                      -----------------------------------------------------
Revenues
    Refractory Products and Minerals............       $127.8          $128.4          $375.6        $319.5
    All Other...................................          7.6            13.5            32.8          39.4
                                                       ------          ------          ------        ------
      Reportable segment revenues...............        135.4           141.9           408.4         358.9
    Divested operations.........................          ---              .5             ---           2.6
                                                       ------          ------          ------        ------
       Total revenues...........................       $135.4          $142.4          $408.4        $361.5
                                                       ======          ======          ======        ======

Operating profit (loss)
    Refractory Products and Minerals............       $ 13.1          $ (3.2)         $ 36.7        $ 12.7
    All Other...................................          1.8             (.1)            6.2           1.7
                                                       ------          ------          ------        ------
      Reportable segment profit.................         14.9            (3.3)           42.9          14.4
    Restructuring charges.......................          ---           (31.0)            1.4         (31.7)
    Impairment of long lived assets.............          ---           (23.3)            ---         (23.3)
    Corporate expenses..........................         (2.1)           (5.3)          (13.4)        (14.8)
      Divested operations.......................           .6              .3              .7          (1.8)
      Interest expense..........................         (4.9)           (5.0)          (12.8)         (7.9)
                                                       ------          ------          ------        ------
        Earnings (loss) from continuing
         operations                                    $  8.5          $(67.6)         $ 18.8        $(65.1)
            Before income taxes.................       ======          ======          ======        ======

             GLOBAL INDUSTRIAL TECHNOLOGIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations


Recent Developments
-------------------

On July 12, 1999, the Company announced that it had signed a definitive agreement (the "Agreement") under which an indirect wholly-owned subsidiary of
                ---------
RHI AG, a corporation organized under the laws of Austria ("RHI"), would make a
                                                            ---
cash tender offer (the "Tender Offer") to purchase all outstanding shares of
                        ------------
common stock of the Company (the "Shares") at a cash price per Share of $13.00.
                                  ------
The Tender Offer commenced Friday, July 16, 1999. The completion of the Tender Offer is conditioned upon at least a majority of the Shares having been tendered and not withdrawn and regulatory and other customary conditions. The completion of the Tender Offer was also initially conditioned upon RHI's obtaining definitive financing arrangements, but is no longer subject to this condition (see below). The Agreement also provides that, following completion of the Tender Offer, the indirect wholly-owned subsidiary of RHI will merge with and into the Company. When such merger becomes effective, each Share not tendered and accepted pursuant to the Tender Offer will be converted into the right to receive $13.00 in cash and the Company will become a wholly-owned subsidiary of RHI. The foregoing description is qualified in its entirety by reference to the Agreement, which is attached as Exhibit 1 to the Company's Tender Offer Solicitation/Recommendation Statement on Schedule 14D-9, filed with the Securities and Exchange Commission on July 16, 1999, and is incorporated herein by reference.

On August 30, 1999, RHI was notified by the German Federal Cartel Office that it would not raise any objections to RHI's acquisition of Global and that the applicable waiting period was, therefore, terminated as of such date. Additionally, the staff of the U.S. Federal Trade Commission (the "FTC") has
                                                                   ---
indicated to RHI that it will not object to the consummation of the acquisition of Global if, prior to the acquisition, RHI enters into binding agreements to divest certain assets relating to the manufacture of certain refractory products on terms and to one or more buyers approved by the FTC. RHI entered into a definitive agreement to divest those assets on November 11, 1999 subject to the satisfaction or waiver of certain conditions, including a financing condition. The purchaser has the right to terminate the agreement at any time prior to 5:00 p.m. Eastern Standard Time on November 19, 1999 if purchaser board approval has not been obtained and the right to terminate the agreement at any time prior to 5:00 p.m. Eastern Standard Time on November 22, 1999 based on the results of its due diligence review. While RHI believes that the terms and conditions of the divestiture should satisfy the FTC's requirements, there can be no assurance that the FTC will consent to the terms of the divestiture or that RHI will be successful in completing the divestiture or the timing or terms thereof. While RHI is satisfied with the progress made to date on this matter, there can be no assurance that RHI will be successful in divesting of such assets or the timing or the terms thereof.

On October 29, 1999 RHI announced that in light of its completed public offering of RHI shares in the Austrian and German capital markets and the credit agreements it had executed among several banks, it was irrevocably waiving the financing condition to its obligation to purchase the Shares pursuant to the Tender Offer. As of November 14, 1999, 17,868,369 Shares had been tendered and not withdrawn pursuant to the Tender Offer. This constitutes approximately 72.0% of Global's outstanding shares as of the commencement of the Tender Offer.

The Tender Offer is currently scheduled to expire at 9:00 a.m., New York City time, on Monday, November 22, 1999, unless extended.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Results of Operations
---------------------

Overall Summary

The Company reported net earnings of $3.0 million, or $.13 per share compared to net earnings of $35.7 million, or $1.62 per share for the nine months ended
September 30, 1999 and September 30, 1998, respectively.   The Company also
reported net earnings of $6.4 million, or $.28 per share compared to a net loss of $54.5 million, or $2.47 per share for the three months ended September 30, 1999 and September 30, 1998, respectively.

Continuing Operations

From continuing operations, the Company reported earnings of $15.0 million, or $.67 per share compared to a loss of $40.1 million, or $1.82 per share for the nine months ended September 30, 1999 and September 30, 1998, respectively. In addition, the Company reported earnings of $6.8 million, or $.30 per share compared to a loss of $42.2 million, or $1.91 per share for the three months ended September 30, 1999 and September 30, 1998, respectively. The 1999 results include contributions for the entire nine months from Green. The 1998 results include contributions from Green for the three months following July 1, 1998.

Including Green, revenues for the nine months of $409.6 million increased $46.6 million, or 13%, from $363.0 million in 1998. Third quarter revenues of $135.9 million decreased $7.0 million, or 5%, from $142.9 million in 1998. Segment results from continuing operations for the nine months of $42.9 million increased $28.5 million, or 198% from $14.4 million in 1998. Third quarter operating results for the three months of $14.9 million increased $18.2 million, or 552%, from an operating loss of $3.3 million in 1998. Segment revenues and operating profits are discussed individually below under the heading "Industry Segment Analysis".

General corporate expenses for the nine months of $13.4 million decreased $1.4 million, or 9%, from $14.8 million in 1998. Corporate expense for the nine months includes an offset of $4.6 million of pre-tax income from a third quarter payment ($5.0 million net of $.4 million of transaction fees) from RHI pursuant to its merger agreement with the Company. Excluding the effect of the RHI payment, corporate expense increased $3.2 million, or 22%, from $14.8 million in 1998. The increase is primarily due to the payment of $.9 million of defense costs associated with the WHX tender offer, foreign currency losses, and an increase in expenses relating to asbestos claims (See Note G to the consolidated condensed financial statements for more information on asbestos claims).

Interest expense of $12.8 million for the nine months ended September 30, 1999 increased $4.9 million, or 62%, from $7.9 million for the same period in 1998. The increase is due to higher debt levels in 1999 from the acquisition of Green, including cash expenditures for the integration of Green and Harbison-Walker.

Other net income of $7.4 million for the nine months ended September 30, 1999 increased $11.2 million from a net expense of $3.8 million for the same period in 1998. The increase

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

primarily reflects the third quarter payment of $5.0 million from RHI mentioned above, a recognized gain on the sale of the Jeffrey processing business, and a gain on the disposal of the British Jeffrey Diamond (BJD) processing business.

The Company also recognized in the third quarter of 1999, an extraordinary loss of $.4 million or $.02 per share, related to the early retirement of debt.

In the second quarter of 1999, the Company recorded a $1.4 million gain on the sale of Refractory Product and Mineral assets which had been written off previously as part of the restructuring charges taken in the third quarter of 1998. The gain is reported as a credit to restructuring charges.

Backlog

The Company's consolidated backlog of unshipped orders from continuing operations was $160.1 million at September 30, 1999, compared to $140.4 million at September 30, 1998. The net increase of $19.7 million reflects a higher backlog from Refractory Products offset by a lower backlog from the CTI and Processing Equipment businesses.

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

Management finalized plans to consolidate the manufacturing and administrative functions of Corrosion Technologies International, Inc. ("CTI") with those of Harbison-Walker Refractories Companies ("Harbison-Walker"). The move was made in an effort to reduce costs and improve productivity and asset utilization by eliminating duplicative functions and taking advantage of existing facilities' excess capacity.

In addition, during the third quarter of 1998, the Company decided to terminate a 50% joint venture and close Harbison-Walkers' Eufala, Alabama facility, which housed a portion of its operations. During the nine months ended September 30, 1999, the Company recognized a $1.4 million gain on the sale of various assets which were previously written-off in the restructuring charge taken in the three months ended September 30, 1998. At that time, the estimated costs to hold the assets were expected to exceed the eventual sales proceeds. The charge taken in 1998 related to these assets was $1.9 million.

The remaining charges represent severance benefits related to the approximate 18% staff level reduction at the Company's corporate headquarters, located in Dallas, Texas.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

The following table summarizes the activity occurring within the related current liability accounts during the nine months ended September 30, 1999; amounts are in millions:

                                              Balance at                                                Balance at
Segment              Type                    December 31,        Provisions          Payments         September 30,
                     ----                        1998                                                      1999
                                             ------------        ----------          --------         -------------
Refract     Employee severance               $       2.7         $     (.6)          $  (1.2)         $         .9
Products    Other employee fringes
              (excluding pension
               curtailment)                          1.4              (1.0)              (.1)                   .3
            Contract terminations                     .8               (.6)              (.1)                   .1
            Other facility shut-down
              costs                                  2.1               ---               (.7)                  1.4
            Site restoration costs                   2.4               2.2              (4.4)                   .2
                                                    ----              ----              ----                  ----
          Total Refractory Products                  9.4                 0              (6.5)                  2.9

All Other   Employee severance                       1.1               ---              (.4)                    .7
            Contract terminations
            and other                                 .6               ---               (.6)                  ---
                                                    ----              ----              ----                  ----
          Total All Other                            1.7               ---              (1.0)                   .7

Corporate   Employee severance                       1.1               ---              (1.1)                  ---
                                                    ----              ----              ----                  ----
          Total Company                      $      12.2         $       0           $  (8.6)         $        3.6
                                                    ====              ====              ====                  ====


Management has substantially completed the restructuring plan with the majority of the remaining cash expenditures to occur during the first half of 2000. A provision was made in the second quarter to increase site restoration costs $2.2 million based on management's latest estimate of remaining costs. The provision was offset in total by decreases to employee severance, other employee fringes, and contract termination reserves as shown above. The decreases are due to lower than expected actual costs associated with those liabilities. Given the nature of the costs reflected herein, increases or decreases may still be necessary throughout the remaining tenure of the Company's restructuring plans. Any such changes will be reflected in the statement of operations as incurred.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Industry Segment Analysis
-------------------------

Refractory Products and Minerals

Revenues for the nine months of $375.6 million increased $56.1 million, or 18%, from $319.5 million in 1998. The increase is primarily due to the contribution from Green for the first six months of 1999 ($95.0 million) offset by lower worldwide sales ($38.9 million). Revenues from the foreign operations (Aken, Refmex and Recsa) decreased $17.2 million from 1998 to 1999 due to decreased demand from the cement and steel industries in Mexico and Latin America, an economic slowdown in Chile from the depressed copper industry, and lower sales to Russia. Refractory product sales in the United States decreased $10.8 million from the prior year primarily due to lower iron and steel production, delayed industrial projects and Green sales which were not maintained by the Company. Sales of mineral products declined $10.9 million in 1999 primarily from the continued effect of prevailing exchange rates between the U.S. Dollar and European currencies on the Company's ability to competitively price exports.
Revenues for the three months of $127.8 million decreased   $.6 million, or .5%,
from $128.4 million in 1998.

Operating profit for the nine months of $36.7 million increased $24 million, or 189%, from $12.7 million in 1998. The improvement for the nine months is primarily due to the profit contribution from the Green acquisition ($29.6 million excluding depreciation), cost reductions and margin improvements in the Harbison-Walker business including costs associated with the termination of the Eufala, Alabama joint venture ( $9.9 million), offset by increased depreciation and the effect of the lower worldwide sales ($15.5 million) mentioned above. Third quarter operating profit of $13.1 million increased $16.3 million, or 509%, from an operating loss of $3.2 million in 1998.


All Other

Revenues for the nine months of $32.8 million decreased $6.6 million, or 17%, from $39.4 million in 1998. The decrease is due to lower sales volume in the CTI business offset by the shipment of an electronic scrap recovery system in the first quarter from the Shred Tech business. Revenues for the third quarter of $7.6 million decreased $5.9 million, or 44%, from $13.5 million in 1998. The decrease in the third quarter is due to lower sales volume in the CTI business due to the depressed copper industry.

Operating profit for the nine months of $6.2 million increased $4.5 million from $1.7 million in 1998. The increase is due to the profit contribution from the aforementioned sale of an electronic scrap recovery system, a gain on the sale of the Jeffrey processing business, margin improvements due to lower material costs, and lower fixed costs from headcount reductions offset by the effect of lower worldwide sales mentioned above. Operating profit for the third quarter of $1.8 million increased $1.9 million from an operating loss of $.1 million in 1998.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Discontinued Operations

The Company reported a net loss of $11.6 million from discontinued operations for the nine months ended September 30, 1999. The reported amount includes operating profits from APG Lime ($.3 million net of allocated interest and taxes), a net loss on the sale of Ameri-Forge ($24.8 million), a net gain on the sale of APG Lime ($13.8 million) and a net charge ($.9 million) for retained liabilities associated with the INTOOL divestiture.

For the nine months ended September 30, 1998, the Company reported a net gain on the sale of INTOOL of $76.9 million and an operating loss from INTOOL , Ameri-Forge, and APG Lime of $1.1 million.

Liquidity, Capital Resources and Financial Condition
----------------------------------------------------

Cash and cash equivalents were $7.6 million at September 30, 1999, a decrease of $.8 million from $8.4 million at December 31, 1998. Net cash used by operating activities was $18.6 million during the nine month period ended September 30, 1999, reflecting the contribution from operating earnings (excluding the net loss on the sales of Ameri-Forge and APG Lime) less working capital increases. The increase in working capital during the period of $46.7 million is due primarily to decreases in accounts payable and accrued liabilities. Accounts payable decreased $7.3 million in the nine month period resulting from the payment of increased spending levels in the fourth quarter of 1998 primarily from the integration of Green and Harbison-Walker. Other accrued liabilities decreased $35.6 million primarily due to payments relating to Ameri-Forge which is reported as a discontinued operation, and restructuring costs associated with the integration of Green and Harbison-Walker. Payments for Ameri-Forge during the nine months included working capital increases, capital expenditures and allocated interest expense.

The Company's current ratio at September 30, 1999 of 1.29 to 1 was higher than
 .97 to 1 at December 31, 1998 (excluding assets held for sale) reflecting the increased investment in working capital from the aforementioned items.

Net cash provided by (used in) investing activities was $140.4 million and ($19.8) million for the nine months ended September 30, 1999 and September 30, 1998, respectively. Proceeds from the sale of discontinued operations reflects the sales of Ameri-Forge and APG Lime in 1999 and the sale of INTOOL in 1998. Business acquisitions of $203.2 includes the purchase of Green on July 1, 1998. Proceeds from asset sales of $11.5 million in 1999 includes the sale of the Eufala property mentioned earlier, the sale of a joint venture interest acquired in the Green acquisition, and the sale of the Jeffrey Processing business on September 30, 1999. Capital expenditures from continuing operations of $17.9 million decreased $.3 million from $18.2 million in 1998. Refractory products and minerals accounted for 89% of the capital expenditures in the nine month period for plant reconfiguration spending relative to the Green/Harbison-Walker integration program.

Net cash provided by (used in) financing activities was ($122.8) million and $90.8 million for the nine months ended September 30, 1999 and September 30, 1998, respectively. In both periods, debt was reduced from proceeds generated from the sale of discontinued operations discussed above. At September 30, 1999, the Company had total debt of $254.9 million, resulting in a total debt

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

to total capitalization ratio of .52 to 1, and a total debt to shareholder's equity of 1.07 to 1. The comparable amounts at December 31, 1998, were total debt of $379.3 million, total debt to total capitalization of .62 to 1, and total debt to stockholder's equity of 1.62 to 1.

At December 31, 1998 the Company amended certain provisions of the senior revolving credit facility entered into on August 31, 1998 ("Credit Facility") and various senior notes from separate private placement offerings ("Private Placements") to allow for the planned disposition of the Ameri-Forge division. The primary effect of the amendment on the Credit Facility was to (i) lower the required minimum consolidated net worth limit from $280 million to approximately $215 million through July 31, 1999, to be increased to $325 million on August 1, 1999, and continue at such level thereafter and (ii) reduce the facility from $215 million, to $140 million effective upon consummation of the APG Lime sale. The Private Placement agreements were amended to provide for (i) a reduction in the required minimum consolidated tangible net worth limit, as defined, from $280 million to approximately $209 million, which increases to $325 million on July 31, 2000 and (ii) an increase in the maximum amount of debt to capitalization, from 55% to 64% excluding ATA from Refmex, decreasing to 45% over the next 12 months. In addition, the Private Placement agreements required the Company to replace its existing Credit Facility as described in the paragraphs below.

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

On July 30, 1999, the Company entered into a $120 million revolving debt facility with Chase Bank of Texas, N.A. as agent (the "New Facility"), that will expire on June 30, 2000. The facility is secured by certain assets of the Company, and carries a floating interest rate of LIBOR+250 basis points. Fees associated with the execution of the New Facility totaled $1.79 million. The initial drawdown on the facility was used to retire the existing revolving Credit Facility. The New Facility also allows for the issuance of a maximum of $20 million in letters of credit. As of November 10, 1999, the Company had drawn $69.5 million under the New Facility, with an additional $16.7 million allocated to issued letters of credit. Pursuant to the terms of the New Facility, proceeds from the sale of certain assets of the Company in the amount of $6.9 million were applied to reduce the principal amount of the New Facility from $120 million to $113.1 million on September 30, 1999. Given this reduction in the principal amount

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

of the New Facility, the Company had an amount of $26.9 million available for further borrowing as of November 10, 1999.

In addition, on July 30, 1999, the Company amended certain portions of the Private Placement agreements to allow for the securitization of the New Facility, to eliminate the increase in minimum consolidated net worth originally due to increase to $325 million on July 31, 2000 as described above, and to recognize more restrictive covenants provided for in the New Facility. In consideration of these amendments, the interest rates on the private placement notes will increase by up to 75 basis points between August 1, 1999, and October 31, 1999; an additional increase of 75 basis points between November 1, 1999, and January 31, 2000; an additional increase of 50 basis points between February 1, 2000, and April 30, 2000; and a final increase of 50 basis points after May 1, 2000, for a total of 250 basis points.

On September 21, 1999, the Company amended certain portions of the Harbison Walker GmbH debt facility with Westdeutsche Landesbank Girozentrale and Dresdner Bank AG by issuing a parent guarantee for 7.0 million deutschmarks, and reducing the principal amount of the credit facility from 23.4 million deutschmarks to
20.7 million deutschmarks as of September 29, 1999, with a further reduction to
19.5 million deutschmarks by December 14, 1999.

The Company had $7.6 million in cash and cash equivalents on hand at September 30, 1999, and committed and discretionary unused lines of credit aggregating an additional $40.9 million (including foreign lines of credit). Management believes that internally-generated funds, and borrowings under existing credit facilities will be adequate to meet working capital and capital expenditure requirements, while maintaining an appropriate debt to total capitalization ratio.

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Management believes that potential malfunctions occurring within its information systems environment can be mitigated with manual processing of transactions. Global has surveyed key vendors and customers for their Y2K readiness. However, the risk of disruptions to operations caused by non-Year 2000 compliant systems of customers, suppliers and unrelated third parties remains. Likewise, the Company does not have contingency plans in place to evoke, should such an event, or series of events occur. The possibility does therefore exist that any such disruptions could have an adverse effect on the Company.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk.

The Company has terminated the two interest rate swap contracts which were in place at December 31, 1998. However, the Company may enter into future contracts to offset the impact of floating interest rates. Other than the interest rate swaps, information about market risks for the nine months ended September 30, 1999, does not differ materially from that discussed under Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

                                    PART II
                               OTHER INFORMATION


Item 6:   Exhibits and reports on Form 8-K.


          No exhibits or reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GLOBAL INDUSTRIAL TECHNOLOGIES, INC.



                                  By: /s/Donna A. Reeves
                                      -----------------------------------
                                      Donna A. Reeves
                                      Vice President - Controller
                                      (Authorized Officer and Chief
                                      Accounting Officer)
Dated:  November 15, 1999